Form 10-Q
period 2020-09-30
Tego Cyber, Inc.
filed 2020-11-13
CIK 1815632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 333-248929

TEGO CYBER INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2678167
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer IdentificationNumber)

8565 South Eastern Avenue, Suite 150
Las Vegas, Nevada, 89123
(Address of Principal Executive Offices) (Zip Code)

(855) 939-0100
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of the principal U.S. market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

As of November 12, 2020, there were 12,906,236 shares of common stock issued and outstanding, par value $0.001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

TEGO CYBER INC.

FORM 10-Q
SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Interim Condensed Balance Sheet	F-2
Interim Condensed Statements of Operations and Comprehensive Loss	F-3
Interim Condensed Statements of Cash Flows	F-4
Interim Condensed Statements of Changes in Shareholders’ Equity	F-5
Notes to Interim Financial Statements	F-6

TEGO CYBER INC.

INTERIM CONDENSED BALANCE SHEET
AS AT SEPTEMBER 30, 2020 AND JUNE 30, 2020
(Expressed in US Dollars)

	September 30, 2020 (Unaudited)	June 30, 2020 (Audited)
ASSETS
Current assets
Cash	$23,306	$81,872
Accounts receivable	2,150	150
Total current assets	25,456	82,022
Software	35,750	21,500
TOTAL ASSETS	$61,206	$103,522

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,500	$15,554
Due to related parties	1,358	1,358
TOTAL LIABILITIES	4,858	16,912
SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value12,906,236 issued and outstanding at September 30, 2020 12,406,236 shares issued and outstanding at June 30, 2020	12,906	12,406
Additional paid in capital	200,406	175,906
Subscriptions receivable	(2,000)	(24,500)
Accumulated deficit	(154,964)	(77,202)
TOTAL SHAREHOLDERS’ EQUITY	56,348	86,610
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$61,206	$103,522

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.
INTERIM CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE PERIODS ENDED SEPTEMBER 30, 2019 AND 2020
(Expressed in US Dollars)

	Three-Months Ended September 30, 2020 (Unaudited)	From September 6, 2019 (date of inception) to September 30, 2019 (Unaudited)
REVENUE
Consulting fees	$2,900	$-

OPERATING EXPENSES
Adverting & promotion	15,170	-
Bank charges & fees	815	-
Exchange & listing fees	3,321	-
Legal & accounting	33,490	725
Management fees	25,500	-
Meals & entertainment	146	-
Office & administration	1,078	-
Rent & utilities	117	-
Subscriptions & dues	25	-
Transfer agent	1,000	-
TOTAL OPERATING EXPENSES	80,662	725

NET LOSS	$(77,762)	$(725)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,203,039	-

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.
INTERIM CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30 2019 AND 2020
(Expressed in US Dollars)

	Three Months Ended September 30, 2020 (Unaudited)	From September 6, 2019 (date of inception) to September 30, 2019 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(77,762)	$(725)

Changes in non-cash working capital items:
Accounts receivable	(2,000)	-
Accounts payable and accrued liabilities	(12,054)	-
Due to related parties	-	825
NET CASH USED IN OPERATING ACTIVITIES	(91,816)	100

CASH FLOWS FROM INVESTING ACTIVITIES
Software	(14,250)	-
NET CASH USED IN INVESTING ACTIVITIES	(14,250)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	47,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,500	-

NET INCREASE (DECREASE) IN CASH	(58,566)	100
CASH AT BEGINNING OF THE PERIOD	81,872	-
CASH AT END OF THE PERIOD	$23,306	$100

Non-cash investing and financing activities:
Shares issued included in subscriptions receivable	$2,000	$-

The accompanying notes are an integral part of these audited financial statements

TEGO CYBER INC.
INTERIM CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIODS ENDED SEPTEMBER 30, 2019 AND 2020
(Expressed in US Dollars)

	Number of Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholders' Equity
Balance, September 30, 2019 (unaudited)	-	$-	$-	$-	$-	$-

Balance, June 30, 2020 (audited)	12,406,236	12,406	175,906	(24,500)	(77,202)	86,610
Shares issued for cash	500,000	500	24,500	22,500		47,500
Net loss for period ended September 30, 2020	-	-	-	-	(77,762)	(77,762)
Balance, September 30, 2020 (unaudited)	12,906,236	$12,906	$200,406	$(2,000)	$(154,964)	$56,348

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Expressed in US Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Tego Cyber Inc. (the “Company”) was incorporated on September 6, 2019 in the State of Nevada. The Company has developed a threat intelligence platform designed to source then identify threats to an enterprise network before the threat has entered and caused irreparable harm. Tego also offer advanced cybersecurity consulting services including vulnerability assessments, penetration testing, vCISO services, dark web monitoring, cybersecurity policy creation and employee training.

The Company’s head office is at at 8565 S. Eastern Ave. #150, Las Vegas, Nevada, 89123.

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to US GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s audited financial statements for the year ended June 30, 2020. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.
NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At September 30, 2020, the Company had a working capital surplus of $20,598. For the three month period ended September 30, 2020, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The interim condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the interim condensed financial statements. The interim condensed financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to US GAAP and have been consistently applied in the preparation of the interim condensed financial statements.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Preparation

The accompanying interim condensed financial statements have been prepared to present the balance sheet, the statement of operations and comprehensive loss, statement of changes in shareholders’ equity and statement of cash flows of the Company for the three month period ended September 30, 2020, and have been prepared in accordance with US GAAP.

Use of Estimates

In preparing interim condensed financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the interim condensed financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at September 30, 2020, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three month period ended September 30, 2020, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of September 30, 2020, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years and is not depreciated until it is available for use by the Company.

Leases
The Company determines if an arrangement is a lease at inception. Operating and financing right-of-use assets and lease liabilities are included on the balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future lease payments. Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset. The lease terms may include options to extend or terminate the lease is it is reasonably certain the Company will exercise that option. As at September 30, 2020, the Company had no leases.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The Company’s financial instruments include cash, current receivables and payables. These financial instruments are measured at their respective fair values. The three levels are defined as follows:

Fair Value of Financial Instruments (continued)

Level 1 - inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

For cash, accounts receivable, accounts payable and accrued liabilities and due to related parties, it is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Revenue Recognition

Revenue from providing consulting and management services is recognized in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

●
executed contracts with the Company’s customers that it believes are legally enforceable;
●
identification of performance obligations in the respective contract;
●
determination of the transaction price for each performance obligation in the respective contract;
●
allocation of the transaction price to each performance obligation; and
●
recognition of revenue only when the Company satisfies each performance obligation.

These five elements as applied to the Company’s consulting services results in revenue recorded as services are provided.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Foreign Currency Translation

The Company’s functional and reporting currency is United States dollars (“USD”). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss).

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share. The Company had no dilutive securities for the period ended September 30, 2020.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Measurement of Credit Loss on Financial Instruments”, ASU 2016-13 replaces the current incurred loss impairment methodology with the expected credit loss impairment model, which requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses over the life of the instrument instead of only when losses are incurred. This standard applies to financial assets measured at amortized cost and investments in leases recognized by the lessor. At this time, the Company does not expect this standard to affect the Company’s balance sheet, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) did not or are not expected to have a material impact on the Company's present or future financial statements.

NOTE 5 – SOFTWARE

 Software consisted of the following at September 30, 2020:

	Cost	Accumulated Amortization	September 30, 2020
Software, net	$35,750	$-	$35,750

As of September 30, 2020, the software is not in use and no depreciation has been recorded for the period then ended.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Related parties are natural persons or other entities that have the ability, directly, or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

On the date of incorporation 8,000,000 shares were issued to directors and founders at par value as per the following in exchange for concept and services valued at $8,000: Shannon Wilkinson, Director, CEO, CFO, Secretary, Treasurer: 3,000,000; Troy Wilkinson, Director, President: 3,000,000; Michael De Valera, Director: 1,000,000; and Stephen Seminew, Co-Founder 1,000,000.

During the three month period ended September 30, 2020, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, CFO, Secretary and Treasurer for management fees of $25,500 and reimbursement of expenses incurred on behalf of the Company. As of September 30, 2020, included in due to related parties, is $1,308 due to this officer.

NOTE 7 – COMMON SHARES

At September 30, 2020, the Company’s authorized capital consisted of 50,000,000 of common shares with a $0.001 par value and 12,406,236 shares were issued and outstanding.

On November 4, 2019, the Company issued 8,000,000 shares to the founders with a fair value of $8,000 in exchange for services.

On November 15, 2019, the Company issued 1,000,000 shares to two non-related parties with a fair value of $10,000 in exchange for services.

During the period from November 15, 2019 to September 30, 2020, the Company completed various private placements whereby a total of 3,906,236 common shares were issued at a price of $0.05 per share for a total value of $195,312. As at September 30, 2020, $2,000 of the subscriptions still remains receivable.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office located at 8565 S. Eastern Ave. #150, Las Vegas, Nevada. The initial lease term is for 12 months commencing on September 8, 2019 after which the term is on a month-to-month basis. After the initial term, the Company may cancel the lease agreement at any time by providing 30 days written notice. The Company has elected the short-term lease practical expedient of 12 months and has not recorded a lease.

NOTE 9 – INCOME TAXES

As of September 30, 2020, the Company was in a loss position; therefore no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $151,464 for the three month period ended September 30, 2020. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2040. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 10 – SUBSEQUENT EVENTS

The recent outbreak of the coronavirus, also known as “COVID-19”, has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on global economic conditions as well as on the Company’s business activities. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

We were incorporated in the State of Nevada on September 6, 2019. We are an early stage provider of advanced cyberthreat intelligence for larger business enterprises. We currently offer a suite of related cyber security services including vulnerability assessments, penetration testing, vCISO services, dark web monitoring, cybersecurity policy creation and review as well as ongoing enterprise employee training. We are also developing a threat intelligence application called the Tego Threat Intelligence Platform (TTIP). The TTIP is a comprehensive and curated source of threat intelligence that provides not only threat data but additional context so that the client understands the potential threats within their environment. The platform automatically creates updates for the client from its curated and aggregated threat intelligence feeds, identifying not only current threats but through its recursive searches, can help identify threats that have occurred in the past, even before the client installed the Tego Threat Intelligence Platform. The Tego Threat Intelligence Platform identifies known threat indicators and malicious actors using data that is relevant and timely. The platform identifies threats through utilization of its aggregated, real-time threat intelligence data feeds, enabling customers to be agile and rapid in response to detected digital threats, while reducing their total cost of technology ownership and increasing the return on investment (ROI) of their current technologies.

Results of Operations for the three months ended September 30, 2020

The Company was incorporated on September 6, 2019 and has a June 30th yearend therefore has limited comparable history.

Revenues

We are in our development stage and only generated $2,900 of revenue for the three months ended September 30, 2020 compared to $nil revenue for the period ended September 30, 2019. Our revenue came from consulting services.

Operating Expenses

We incurred total operating expenses of $80,662 for the three months ended September 30, 2020 compared to $725 total operating expenses for the period ended September 30, 2019. All of these expenses related to general and administrative expenses.

Net Loss

We incurred a net loss of $77,762 for the three months ended September 30, 2020 compared to a net loss of $725 for the period ended September 30, 2019.

Liquidity and Capital Resources

As at September 30, 2020, the Company has a working capital surplus of $20,598, an accumulated net loss of $154,964 and has earned limited revenue to cover its operating costs. We have $23,306 cash on hand and our burn rate is approximately $15,000 per month. Presently, our operations are being funded by funds previously raised and we believe our currently available capital resources are sufficient to sustain our operations for a minimum of one (1) month. The Company intends to fund future operations through equity financing arrangements. The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the three months ended September 30, 2020, the cash flows used in the Company’s operating activities was $58,566. The use of cash flows for operating activities between these periods is not significant for the purposes of comparison.

Cash Flow from Investing Activities

For the three months ended September 30, 2020, the net cash used in investing activities by the Company was $14,250.

Cash Flow from Financing Activities

For the three months ended September 30, 2020, the net cash provided by financing activities by the Company was $47,500. The cash provided by financing activities is related to increases in proceeds received from sales of our common stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Future Financings

We will continue to rely on equity sales of our common shares and debt proceeds in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment, as such items are not required by us at this time or in the next twelve months.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the review of the financial statements of the Company for the three months ended September 30, 2020, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Buckley Dodds’s opinion to the subject matter of the disagreement.

In connection with the financial statements of the Company for the three months ended September 30, 2020, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Critical Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to US GAAP and have been consistently applied in the preparation of the financial statements.

Basis of Preparation

The accompanying financial statements have been prepared to present the statements of financial position, the statements of operations and comprehensive loss, statements of changes in shareholders’ deficit and cash flows of the Company for the three months ended September 30, 2020, and have been prepared in accordance with US GAAP.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the three month period ended September 30, 2020, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three month period ended September 30, 2020, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of September 30, 2020, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The Company’s financial instruments include cash, current receivables and payables. These financial instruments are measured at their respective fair values. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

For cash, accounts receivables, subscription receivables, and accounts payable and accrued liabilities, it is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Management believes it is not practical to estimate the fair value of related party receivables and payables because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), was adopted by the Company as of September 6, 2019. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As revenues are and have been primarily from consulting and management services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing consulting and management services under Topic 606 is recognized in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

●
executed contracts with the Company’s customers that it believes are legally enforceable;
●
identification of performance obligations in the respective contract;
●
determination of the transaction price for each performance obligation in the respective contract;
●
allocation of the transaction price to each performance obligation; and
●
recognition of revenue only when the Company satisfies each performance obligation.

These five elements as applied to the Company’s consulting and management services results in revenue recorded as services are provided.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Foreign Currency Translation

The Company’s functional and reporting currency is United States dollars (“USD”). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share. The Company had no dilutive securities for the three month period ended September 30, 2020.

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards.  These changes become effective for the Company’s fiscal year beginning July 1, 2020. Early application is permitted. At this time, the Company does not expect this standard to affect the Company’s financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) did not or are not expected to have a material impact on the Company's present or future financial statements.

Effect of Covid-19 Outbreak on Business Operations

In December 2019, Covid-19 was first identified, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, service providers and employees, and the ultimate impacts of Covid-19 on our business, results of operations, liquidity and prospects are not fully known at this time. However, the Covid-19 outbreak has had a relatively minimal impact on our business to date. We currently do not anticipate any significant asset impairments resulting from the Covid-19 pandemic. We believe that we have the resources required to attain our growth objectives and to meet any unforeseen difficulties resulting from the Covid-19 pandemic. However, we will continue to closely monitor the Covid-19 pandemic and its impact on our business in the coming months. There have been recent spikes in Covid-19 cases, and some health experts have predicted that the Covid-19 pandemic will worsen during the winter months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2020, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period July 1, 2020 to September 30, 2020, the Company completed various private placements whereby a total of 500,000 common shares were issued at a price of $0.05 per share for a total value of $25,000.

There were no issuances subsequent to September 30, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019	Previously filed with the SEC on September 21, 2020, as an exhibit to our S-1 Registration Statement
3.2	Bylaws	Previously filed with the SEC on September 21, 2020 as an exhibit to our S-1 Registration Statement.
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and CISTCK dated June 4, 2020	Previously filed with the SEC on October 27, 2020 as an exhibit to our amendment to our S-1 Registration Statement.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: November 13, 2020	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Principal Accounting Officer)