Form 10-Q
period 2020-12-31
Tego Cyber, Inc.
filed 2021-02-16
CIK 1815632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission File Number 333-248929

TEGO CYBER INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2678167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of February 15, 2021 there were 13,070,236 shares of common stock issued and outstanding, par value $0.001 per share.

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

TEGO CYBER INC.

FORM 10-Q
DECEMBER 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEGO CYBER INC.
INTERIM CONDENSED BALANCE SHEET
AS AT DECEMBER 31, 2020 AND JUNE 30, 2020
(Expressed in US Dollars)
(Unaudited

	December 31, 2020	June 30, 2020
ASSETS
Current assets
Cash	$96,158	$81,872
Accounts receivable	1,150	150
Total current assets	97,308	82,022
Software	50,750	21,500
TOTAL ASSETS	$148,058	$103,522

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$36,841	$15,554
Due to related parties	1,358	1,358
Convertible debts	19,136	-
TOTAL LIABILITIES	57,335	16,912
SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value 13,070,236 shares issued and outstanding at December 31, 2020 12,406,236 shares issued and outstanding at June 30, 2020	13,070	12,406
Additional paid in capital	353,601	175,906
Subscriptions receivable	(2,000)	(24,500)
Accumulated deficit	(273,948)	(77,202)
TOTAL SHAREHOLDERS’ EQUITY	90,723	86,610
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$148,058	$103,522

The accompanying notes are an integral part of these financial statements .

TEGO CYBER INC.
INTERIM CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE PERIODS ENDED DECEMBER 31, 2020 AND 2019
(Expressed in US Dollars)
(Unaudited)

	3-Months Ended December 31, 2020	3-Months Ended December 31, 2019	6-Months Ended December 31, 2020	September 6, 2019 (date of inception) to December 31, 2019
REVENUE
Consulting fees	$900	$-	$3,800	$-

OPERATING EXPENSES
Adverting & promotion	4,375	5,028	19,545	5,028
Bank charges & fees	392	201	1,207	201
Interest on short-term debt	526	-	526	-
Investor relations	2,749	-	2,749	-
Legal & accounting	50,500	6,000	83,990	6,725
Management fees	31,000	13,200	56,500	13,200
Meals & entertainment	33	21	179	21
Office & administration	881	10	1,073	10
Rent & utilities	117	156	234	156
Subscriptions & dues	165	-	296	-
Transfer agent & regulatory fees	4,675	-	8,996	-
Travel & hotel	313	102	313	102
Website & internet	165	407	943	407
TOTAL OPERATING EXPENSES	95,891	25,125	176,551	25,850
LOSS FROM OPERATIONS	(94,991)	(25,125)	(172,751)	(25,850)

OTHER INCOME (EXPENSE)
Accretion expense	(12,511)	-	(12,511)	-
Financing fees	(11,484)	-	(11,484)	-
TOTAL OTHER INCOME (EXPENSE)	(23,995)	-	(23,995)	-

NET AND COMPREHENSIVE LOSS	$(118,986)	$(25,125)	$(196,746)	$(25,850)
BASIC AND DILUTED LOSS PER COMMON SHARE Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Basic and diluted	12,926,758	4,410,110	12,872,693	4,410,110

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.
INTERIM CONDENSED STATEMENT OF CHANGES OF STOCKHOLDERS’ EQUITY
 (Expressed in US Dollars)
(Unaudited)

	Number of Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholders' Equity
Balance, September 6, 2019 (date of inception)	-	-	-	-	-	-
Shares issued to founders	8,000,000	$8,000	$-	$-	$-	$8,000
Shares issued for services	1,000,000	1,000	9,000	-	-	10,000
Private placement	290,380	290	14,229	-	-	14,519
Net loss for the period	-	-	-	-	(25,850)	(25,850)
Balance, December 31, 2019	9,290,380	9,290	23,229	-	(25,850)	6,669
Private placement	3,115,856	3,116	152,667	(24,500)	-	131,293
Net loss for the period	-	-	-	-	(51,352)	(51,352)
Balance, June 30, 2020	12,406,236	12,406	175,906	(24,500)	(77,202)	86,610
Private placement	554,000	554	37,946	22,500	-	61,000
Shares issued as transaction costs for convertible debt	110,000	110	10,890	-	-	11,000
Equity portion of convertible debt	-	-	81,961	-	-	81,961
Warrants issued as transaction costs for convertible debt	-	-	46,898	-	-	46,898
Net loss for the period	-	-	-	-	(196,746)	(196,749)
Balance, December 31, 2020	13,070,236	$13,070	$353,601	$(2,000)	$(273,948)	$90,723

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.
INTERIM CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2020 AND 2019
(Expressed in US Dollars)
(Unaudited)

	Six-Months Ended December 31, 2020	September 6, 2019 (date of inception) to December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(196,746)	$(25,850)
Items not affecting cash
Accretion expense on convertible debts	12,511	-
Financing fees	11,484	-
Changes in non-cash working capital items:
Accounts receivable	(1,000)	-
Accounts payable and accrued liabilities	16,287	-
Due to related parties	-	864
NET CASH USED IN OPERATING ACTIVITIES	(157,464)	(24,986)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of software	(24,250)	(7,500)
NET CASH USED IN INVESTING ACTIVITIES	(24,250)	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	38,500	32,519
Collection of subscription receivable	22,500	-
Proceeds from convertible debt	150,000	-
Convertible debt issuance costs	(15,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	196,000	32,519

NET INCREASE (DECREASE) IN CASH	14,286	33
CASH AT BEGINNING OF THE PERIOD	81,872	-
CASH AT END OF THE PERIOD	$96,158	$33

Non-cash investing and financing activities:
Software included in accounts payable and accrued liabilities	$5,000	$-
Shares issued with convertible debt	$11,000	$-
Warrants issued with convertible debt	$46,898	$-
Equity portion of convertible debts	$81,961	$-

TEGO CYBER INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to US GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s audited financial statements for the year ended June 30, 2020. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At December 31, 2020, the Company had a working capital surplus of $39,973 (June 30, 2020 - $65,110). For the six-month period ended December 31, 2020, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The interim condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms.

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

Basis of Preparation

The accompanying interim condensed financial statements have been prepared to present the balance sheet, the statement of operations and comprehensive loss, statement of changes in shareholders’ equity and statement of cash flows of the Company for the six month period ended December 31, 2020, and have been prepared in accordance with US GAAP.

Use of Estimates

In preparing the interim condensed financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the interim condensed financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates. Significant estimates made by management affecting the consolidated financial statements include:

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)
Discount rates used for convertible debt

The Company estimates the fair value of the convertible debt by calculating the present value of the debt and related interest, using a discounted rate equal to the incremental borrowing rate that would be given for similar debt.

(ii)
Fair value of warrants

Estimating the fair value for warrants requires determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate model including the expected life of the warrant, volatility, dividend yield, and rate of forfeitures and making assumptions about them.

(iii)
Recovery of deferred tax assets

Valuation allowances are provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at December 31, 2020, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the six month period ended December 31, 2020, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of December 31, 2020, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years and is not depreciated until it is available for use by the Company.

Leases
The Company determines if an arrangement is a lease at inception. Operating and financing right-of-use assets and lease liabilities are included on the balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future lease payments. Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset. The lease terms may include options to extend or terminate the lease is it is reasonably certain the Company will exercise that option. As at December 31, 2020, the Company had no leases.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The Company’s financial instruments include cash, current receivables and payables, convertible debts, and warrants. These financial instruments are measured at their respective fair values.

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as at December 31, 2020.

Estimating fair value for warrants require determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate requires determining the most appropriate inputs to the valuation model including the expected life of the warrant, volatility, dividend yield, and rate of forfeitures and making assumptions about them.

Revenue Recognition

Revenue from providing consulting and management services is recognized in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:
   -executed contracts with the Company’s customers that it believes are legally enforceable;
   -identification of performance obligations in the respective contract;
   -determination of the transaction price for each performance obligation in the respective contract;
   -allocation of the transaction price to each performance obligation; and
   -recognition of revenue only when the Company satisfies each performance obligation.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) did not or are not expected to have a material impact on the Company's present or future financial statements.

NOTE 5 – SOFTWARE

Software consisted of the following:
	Cost	Accumulated Amortization	Net
Software, as at June 30, 2020	$21,500	$-	$1,500
Software, as at December 31, 2020	$50,750	$-	$50,750

As of December 31, 2020, the software is not in use and no depreciation has been recorded for the period then ended.

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

On the date of incorporation 8,000,000 shares were issued to directors and founders at par value as per the following in exchange for concept and services valued at $8,000: Shannon Wilkinson, Director, CEO, CFO, Secretary, Treasurer: 3,000,000; Troy Wilkinson, Director, President: 3,000,000; Michael De Valera, Director: 1,000,000; and Stephen Seminew, Co-Founder: 1,000,000.

During the six month period ended December 31, 2020, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, CFO, Secretary and Treasurer for management fees of $56,500 (June 30, 2020 - $29,700) and reimbursement of expenses incurred on behalf of the Company. As of December 31, 2020, included in due to related parties, is $1,308 (June 30, 2020 - $1,308) due to this officer.

NOTE 7 – COMMON SHARES

At December 31, 2020, the Company’s authorized capital consisted of 50,000,000 of common shares with a $0.001 par value and 13,070,236 shares were issued and outstanding.

NOTE 7 – COMMON SHARES (CONTINUED)

During the six-months ended December 31, 2020

Between July 2, 2020 and July 31, 2020, the Company completed various private placements whereby a total of 500,000 common shares were issued at a price of $0.05 per share for a total value of $25,000.

Between November 24, 2020 and December 11, 2020, the Company completed various private placements whereby a total of 54,000 common shares were issued at a price of $0.25 per share for a total value of $13,500.

On December 28, 2020, the Company issued 110,000 shares to a non-related party at a price of $0.10 per share for a total value of $11,000 as commitment shares in exchange for services related to the issuance of convertible debt on Note 8 (b).

During the year ended June 30, 2020

On November 4, 2019, the Company issued 8,000,000 shares to the founders with a fair value of $8,000 in exchange for services.

On November 15, 2019, the Company issued 1,000,000 shares to two non-related parties with a fair value of $10,000 in exchange for services.

Between November 21, 2019 and June 30, 2020, the Company completed various private placements whereby a total of 3,406,236 common shares were issued at a price of $0.05 per share for a total value of $170,312.

Warrants

During the six-month period ended December 31, 2020, the Company granted an aggregate of 1,100,000 warrants with a contractual life of two years and exercise price of $0.25 per share to lenders as part of the convertible debt financing transaction (Note 8 (b)).

The warrants were valued at $0.13 per warrant, using the Black Scholes Option Pricing Model with the assumptions outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

December 31, 2020
Stock price	$0.25
Risk-free interest rate	1.06%
Expected life	2 years
Expected dividend rate	0%
Expected volatility	102.03%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2020	-	$-
Granted	1,100,000	0.25
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2020	1,100,000	$0.25

As at December 31, 2020, the weighted average remaining contractual life of warrants outstanding was 1.99 years with an intrinsic value of $0.13.

NOTE 8 – CONVERTIBLE DEBTS

(a)
On November 10, 2020, the Company issued two convertible debts in the principal amount of $20,000 each in exchange for cash. Each convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days lapsed, is convertible at $0.10 per 1 common share, and matures in six months on May 10, 2021. The carrying value of beneficial conversion features not considered to be derivative instruments was determined by allocating the intrinsic value of the conversion features from proceeds. As a result, all of $20,000 proceeds was allocated to the beneficial conversion feature, recorded as an equity portion of convertible debt, and there were no remaining proceeds available for allocation to the liability portion of the convertible debt. Each convertible debt was discounted by the amounts allocated to the conversion features. As at December 31, 2020, the unamortized discount on each convertible debt was $14,365 (December 31, 2019 - $Nil) and the carrying value of each convertible debt was $5,635 (December 31, 2019 - $Nil).

(b)
On December 28, 2020, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $120,000 at $110,000 purchase price with $10,000 original issue discount. In connection with this note, the Company paid an additional $15,000 in cash transaction costs, issued 110,000 common shares valued at $11,000 in transaction costs, and issued 1,100,000 warrants exercisable at $0.25 per share, expiring on December 28, 2022. The warrants were calculated to have a relative fair value of $66,997, which was reduced by the equity components of the transaction costs of $20,099, leaving a value of $46,898 as at December 31, 2020. This convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days lapsed, is convertible at $0.10 per 1 common share, and matures in nine months on September 28, 2021.

The proceeds were allocated between the convertible debt and warrants on a relative fair value basis, and the issuance costs were proportioned accordingly. The fair value of the convertible debt was calculated using the present value of the debt and related interest at 12% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 7).

The carrying value of beneficial conversion features not considered to be derivative instruments was determined by allocating $41,961 for the intrinsic value of the conversion features from the remaining proceeds allocated to the convertible debt after deducting the amount allocated to the warrants. As such, there were no remaining proceeds available for allocation to the liability portion of the convertible debt. As at December 31, 2020, the carrying value of this convertible debt was $7,866 (December 31, 2019 - $Nil) net of $112,134 unamortized discounts.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – INCOME TAXES

As of December 31, 2020, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $273,948 for the six-month period ended December 31, 2020 (June 30, 2020 - $77,202). The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2040. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

Tego Cyber, Inc. (the “Company”) was incorporated in the State of Nevada on September 6, 2019. We are an early stage provider of advanced cyberthreat intelligence for larger business enterprises. We currently offer a suite of related cyber security services including vulnerability assessments, penetration testing, vCISO services, dark web monitoring, cybersecurity policy creation and review as well as ongoing enterprise employee training. We are also developing a threat intelligence application called the Tego Threat Intelligence Platform (TTIP). The TTIP is a comprehensive and curated source of threat intelligence that provides not only threat data but additional context so that clients understand the potential threats within their environment. The platform automatically creates updates for the client from its curated and aggregated threat intelligence feeds, identifying not only current threats but also, through its recursive searches, threats that have occurred in the past, even before the client installed the Tego Threat Intelligence Platform. The Tego Threat Intelligence Platform identifies known threat indicators and malicious actors using data that is relevant and timely. The platform identifies threats through utilization of its aggregated, real-time threat intelligence data feeds, enabling customers to be agile and rapid in response to detected digital threats, while reducing their total cost of technology ownership and increasing the return on investment (ROI) of their current technologies.

Results of Operations for the three months ended December 31, 2020 and December 31, 2019

The Company was incorporated on September 6, 2019 with a June 30 year-end, and therefore has limited comparable history.

Revenues

We are in our development stage and only generated $900 of revenue for the three months ended December 31, 2020 compared to $nil revenue for the comparable period ended December 31, 2019. The revenue came from consulting services.

Operating Expenses

We incurred total operating expenses of $95,891 for the three months ended December 31, 2020 compared to $25,125 operating expenses for the comparable period ended December 31, 2019. All of these expenses related to general and administrative expenses.

Net Loss

We incurred a net loss of $118,986 for the three months ended December 31, 2020 compared to a net loss of $25,125 for the comparable period ended December 31, 2019.

Results of Operations for the six months ended December 31, 2020 and December 31, 2019

The Company was incorporated on September 6, 2019 and has a June 30 yearend therefore has limited comparable history.

Revenues

We are in our development stage and only generated $3,800 of revenue for the six months ended December 31, 2020 compared to $nil revenue for the comparable period ended December 31, 2019. The revenue came from consulting services.

Operating Expenses

We incurred total operating expenses of $176,551 for the six months ended December 31, 2020 compared to $25,850 total operating expenses for the comparable period ended December 31, 2019. All of these expenses related to general and administrative expenses.

Net Loss

We incurred a net loss of $196,746 for the six months ended December 31, 2020 compared to a net loss of $25,850 for the comparable period ended December 31, 2019.

Liquidity and Capital Resources

As at December 31, 2020, the Company has a working capital surplus of $39,973, has an accumulated deficit of $273,948 and has earned limited revenue to cover its operating costs. We have $96,158 cash on hand and our burn rate is approximately $50,000 per month. Presently, our operations are being funded by funds previously raised and we believe our currently available capital resources are sufficient to sustain our operations for a minimum of two (2) months. The Company intends to fund future operations through equity financing arrangements. The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the six months ended December 31, 2020, the cash flows used in the Company’s operating activities was $157,464. The use of cash flows for operating activities between these periods is not significant for the purposes of comparison.

Cash Flow from Investing Activities

For the six months ended December 31, 2020, the net cash used in investing activities by the Company was $24,250.

Cash Flow from Financing Activities

For the six months ended December 31, 2020, the net cash provided by financing activities by the Company was $196,000. The cash provided by financing activities is related to proceeds received from the issuance of our common stock and proceeds from convertible debts.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our unaudited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the review of the financial statements of the Company for the three months ended December 31, 2020, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Harbourside CPA’s opinion to the subject matter of the disagreement.

In connection with the financial statements of the Company for the three months ended December 31, 2020, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the statements of financial position, the statements of operations and comprehensive loss, statements of changes in shareholders’ deficit and cash flows of the Company for the three months ended December 31, 2020, and have been prepared in accordance with US GAAP.

Use of Estimates

In preparing the interim condensed financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the interim condensed financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates. Significant estimates made by management affecting the consolidated financial statements include:

(i)
Discount rates used for convertible debt

The Company estimates the fair value of the convertible debt by calculating the present value of the debt and related interest, using a discounted rate equal to the incremental borrowing rate that would be given for similar debt.

(ii)
Fair value of warrants

Estimating the fair value for warrants requires determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate model including the expected life of the warrant, volatility, dividend yield, and rate of forfeitures and making assumptions about them.

(iii)
Recovery of deferred tax assets

Valuation allowances are provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the three-month period ended December 31, 2020, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three-month period ended December 31, 2020, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of December 31, 2020, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years and is not depreciated until it is available for use by the Company.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The Company’s financial instruments include cash, current receivables and payables, convertible debts, and warrants. These financial instruments are measured at their respective fair values. The three levels are defined as follows:

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as at December 31, 2020.

Estimating fair value for warrants require determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate requires determining the most appropriate inputs to the valuation model including the expected life of the warrant, volatility, dividend yield, and rate of forfeitures and making assumptions about them.

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

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share.

Recently Issued Accounting Pronouncements

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period October 1, 2020 to December 31, 2020, the Company completed various private placements whereby a total of 54,000 common shares were issued at a price of $0.25 per share for a total value of $13,500. The Company also issued 110,000 common shares at a price of $0.10 for services. There were no issuances subsequent to December 31, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019	Previously filed with the SEC on September 21, 2020, as an exhibit to our S-1 Registration Statement
3.2	Bylaws	Previously filed with the SEC on September 21, 2020 as an exhibit to our S-1 Registration Statement.
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and CISTCK dated June 4, 2020	Previously filed with the SEC on October 27, 2020 as an exhibit to our amendment to our S-1 Registration Statement.
10.2	Compilation of FirstFire Securities Purchase Agreement, Convertible Promissory Note and Other Agreements	Previously filed with the SEC on December 31, 2020 as an exhibit to our Form 8K.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*
Filed herewith.
**
Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: February 16, 2021	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Principal Accounting Officer)