Form 10-Q
period 2021-03-31
Tego Cyber, Inc.
filed 2021-05-17
CIK 1815632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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

As of May 14, 2021 there were 14,434,816 shares of common stock issued and outstanding, par value $0.001 per share.

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

TEGO CYBER INC.

FORM 10-Q
MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX	F-1
Interim Condensed Balance Sheet	F-2
Interim Condensed Statement of Operations and Comprehensive Loss	F-3
Interim Condensed Statement of Changes in Shareholders’ Equity	F-4
Interim Condensed Statement of Cash Flows	F-5
Notes to Interim Financial Statements	F-6

TEGO CYBER INC.
INTERIM CONDENSED BALANCE SHEET
AS AT MARCH 31, 2021 AND JUNE 30, 2020
(Expressed in US Dollars)
(Unaudited)

	March 31, 2021	June 30, 2020
ASSETS
Current assets
Cash	$106,264	$81,872
Accounts receivable	1,150	150
Total current assets	107,414	82,022
Software	65,750	21,500
TOTAL ASSETS	$173,164	$103,522

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$36,890	$15,554
Due to related parties	-	1,358
Convertible debts	84,169	-
TOTAL LIABILITIES	121,059	16,912
SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value 13,400,236 shares issued and outstanding at March 31, 2021 12,406,236 shares issued and outstanding at June 30, 2020	13,400	12,406
Additional paid in capital	520,183	175,906
Subscriptions receivable	(8,000)	(24,500)
Accumulated deficit	(473,478)	(77,202)
TOTAL SHAREHOLDERS’ EQUITY	52,105	86,610
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$173,164	$103,522

The accompanying notes are an integral part of these financial statements.

TEGO CYBER INC.
INTERIM CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE PERIODS ENDED MARCH 31, 2021 AND 2020
(Expressed in US Dollars)
(Unaudited)

	3-Months Ended March 31, 2021	3-Months Ended March 31, 2020	9-Months Ended March 31, 2021	September 6, 2019 (date of inception) to March 31, 2020
REVENUE
Consulting fees	$900	$1,275	$4,700	$1,275

OPERATING EXPENSES
Adverting & promotion	11,062	2,719	30,607	7,747
Bank charges & fees	490	305	1,697	506
Contractors	3,400	263	3,400	263
Exchange & listing fees	35,250	-	44,246	-
Interest on short-term debt	3,324	-	3,850	-
Investor relations	2,749	-	5,498	-
Legal & accounting	17,820	1,500	101,810	8,225
Management fees	49,500	6,000	106,000	19,200
Meals & entertainment	750	229	929	250
Office & administration	430	200	1,503	210
Rent & utilities	137	78	371	234
Subscriptions & dues	283	222	579	222
Travel & hotel	-	576	313	678
Website & internet	540	419	1,483	826
TOTAL OPERATING EXPENSES	125,735	12,511	302,286	38,361
LOSS FROM OPERATIONS	(124,835)	(11,236)	(297,587)	(37,086)

OTHER INCOME (EXPENSE)
Accretion expense	(59,213)	-	(71,724)	-
Financing fees	(15,482)	-	(26,966)	-
TOTAL OTHER INCOME (EXPENSE)	(74,695)	-	(98,690)	-

NET LOSS	$(199,530)	$(11,236)	$(396,276)	$(37,086)
BASIC AND DILUTED LOSS PER COMMON SHARE Basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Basic and diluted	13,152,503	9,734,700	12,964,601	9,734,700

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.
INTERIM CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE-MONTHS PERIOD ENDED MARCH 31, 2021
(Expressed in US Dollars)
(Unaudited)

	Number of Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholders' Equity
Balance, September 6, 2019 (date of inception)	-	-	-	-	-	-
Shares issued	9,290,380	9,290	23,229	-	-	32,519
Net loss for the period ended March 31, 2020	-	-	-	-	(37,086)	(37,086)
Balance, March 31, 2020	9,290,380	$9,290	$23,229	$-	$(37,086)	$4,567

Balance, June 30, 2020	12,406,236	12,406	175,906	(24,500)	(77,202)	86,610
Private placement	696,000	696	73,304	16,500	-	90,500
Shares issued for services	100,000	100	24,900	-	-	25,000
Shares issued as transaction costs for debt	198,000	198	32,802	-	-	33,000
Equity portion of convertible debts	-	-	124,453	-	-	124,453
Warrants issued with convertible debts	-	-	88,818	-	-	88,818
Net loss for period ended March 31, 2021	-	-	-	-	(396,276)	(396,276)
Balance, March 31, 2021	13,400,236	$13,400	$520,183	$(8,000)	$(473,478)	$52,105

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.
INTERIM CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 2021 AND JUNE 30, 2020
(Expressed in US Dollars)
(Unaudited)

	Nine-Months Ended March 31, 2021	September 6, 2019 (date of inception) to March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(396,276)	$(37,086)
Items not affecting cash
Accretion expense on convertible debts	71,725	-
Financing fees	26,965	-
Shares issued for services	25,000	18,000
Changes in non-cash working capital items:
Accounts receivable	(1,000)	-
Accounts payable and accrued liabilities	16,336	-
Due to related parties	(1,358)	1,284
Deferred revenue	-	300
NET CASH USED IN OPERATING ACTIVITIES	(258,608)	(17,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of software	(39,250)	(15,750)
NET CASH USED IN INVESTING ACTIVITIES	(39,250)	(15,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	74,000	36,735
Proceeds from convertible debt	260,000	-
Convertible debt issuance costs	(28,250)	-
Collection of subscription receivable	16,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	322,250	36,735

NET INCREASE (DECREASE) IN CASH	24,392	3,483
CASH AT BEGINNING OF THE PERIOD	81,872	-
CASH AT END OF THE PERIOD	$106,264	$3,483

Non-cash investing and financing activities:
Software included in accounts payable and accrued liabilities	$5,000	$-
Shares issued with convertible debt	$33,000	$-
Warrants issued with convertible debt	$88,818	$-
Equity portion of convertible debts	$124,453	$-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to US GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s audited financial statements for the year ended June 30, 2020. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying unaudited interim condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At March 31, 2021, the Company had a working capital deficit of $13,645 (June 30, 2020 - surplus of $65,110). For the nine-month period ended March 31, 2021, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The interim condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms.

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

Basis of Preparation

The accompanying interim condensed financial statements have been prepared to present the balance sheet, the statement of operations and comprehensive loss, statement of changes in shareholders’ equity and statement of cash flows of the Company for the nine month period ended March 31, 2021, and have been prepared in accordance with US GAAP.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at March 31, 2021, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the nine month period ended March 31, 2021, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of March 31, 2021, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years and is not depreciated until it is available for use by the Company.

Leases
The Company determines if an arrangement is a lease at inception. Operating and financing right-of-use assets and lease liabilities are included on the balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future lease payments. Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset. The lease terms may include options to extend or terminate the lease is it is reasonably certain the Company will exercise that option. As at March 31, 2021, the Company had no leases.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as at March 31, 2021. The carrying values of embedded conversion features not considered to be derivative instruments were determined by allocating the remaining carrying value of the convertible debt after deducting the estimated carrying value of the liability portion.

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
   executed contracts with the Company’s customers that it believes are legally enforceable;
   identification of performance obligations in the respective contract;
   determination of the transaction price for each performance obligation in the respective contract;
   allocation of the transaction price to each performance obligation; and
   recognition of revenue only when the Company satisfies each performance obligation.

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

NOTE 5 – SOFTWARE

Balance, September 6, 2019	$-
Additions	21,500
Depreciation	-
Balance, June 30, 2020	21,500
Additions	44,250
Depreciation	-
Balance, March 31, 2021	$65,750

As of June 30, 2020 and March 31, 2021, the software is not in use and no depreciation has been recorded for the periods then ended.

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

During the three month and nine month period ended March 31, 2021, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, CFO, Secretary and Treasurer for management fees of $24,500 (three months ended March 31, 2020 - $6,000) and $81,000 (nine months ended March 31, 2020 - $11,200).

On March 29, 2021, 100,000 shares were issued to Chris White, a director of the Company at a value of $0.25 per share for a total value of $25,000 in exchange for services.

At March 31, 2021, there was a balance of $Nil (June 30, 2020 - $1,358) due to directors of the Company.

NOTE 7 – COMMON SHARES

At March 31, 2021, the Company’s authorized capital consisted of 50,000,000 of common shares with a $0.001 par value and 13,400,236 shares were issued and outstanding.

During the period ended June 30, 2020, the Company incurred the following transactions:

On November 4, 2019, the Company issued 8,000,000 shares to the founders with a fair value of $8,000 in exchange for services.

On November 15, 2019, the Company issued 1,000,000 shares to two non-related parties with a fair value of $10,000 in exchange for services.

During the period from November 21, 2019 to March 31, 2020, the Company completed various private placements whereby a total of 290,380 common shares were issued at a price of $0.05 per share for a total value of $14,519.

During the nine- month period ended March 31, 2021, the Company incurred the following transactions:

During the period from July 2, 2020 to July 31, 2020, the Company completed various private placements whereby a total of 500,000 common shares were issued at a price of $0.05 per share for a total value of $25,000.

During the period from November 24, 2020 to March 31, 2021, the Company completed various private placements whereby a total of 196,000 common shares were issued at a price of $0.25 per share for a total value of $49,500.

As at March 31, 2021, the Company had a remaining balance of share subscriptions received of $8,000 for shares to be issued.

NOTE 7 – COMMON SHARES (CONTINUED)

On December 28, 2020, the Company issued 110,000 shares to a non-related party at a price of $0.10 per share for a total value of $11,000 as commitment shares in exchange for services related to the issuance of convertible debt on Note 8 (b).

On March 29, 2021, the Company issued 88,000 shares to a non-related party at a price of $0.25 per share for a total value of $12,000 as debt issuance costs related to the issuance of convertible debt on Note 8 (c).

On March 29, 2021, the Company issued 100,000 shares to a director of the Company at a price of $0.25 per share for a total value of $25,000 in exchange for services.

Warrants

During the nine-month period ended March 31, 2021, the Company granted an aggregate of 2,200,000 warrants with a contractual life of two years and exercise price of $0.25 per share to lenders as part of the convertible debt financing transaction (Note 8 (b)).

The warrants were valued at $88,818 using the Black Scholes Option Pricing Model with the assumptions outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.
March 31, 2021
Stock price	$0.25
Risk-free interest rate	1.06%
Expected life	2 years
Expected dividend rate	0%
Expected volatility	102.03%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2020	-	$-
Granted	2,200,000	0.25
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2021	2,200,000	$0.25

As at March 31, 2021, the weighted average remaining contractual life of warrants outstanding was 1.24 years with an intrinsic value of $0.13.

NOTE 8 – CONVERTIBLE DEBTS

(a)
On November 10, 2020, the Company issued two convertible debts in the principal amount of $20,000 each in exchange for cash. Each convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days lapsed, is convertible at $0.10 per 1 common share, and matures in six months on May 10, 2021. The carrying value of beneficial conversion features not considered to be derivative instruments were determined by allocating the intrinsic value of the conversion features from proceeds. As a result, all of $40,000 proceeds were allocated to the beneficial conversion feature, recorded as equity portions of convertible debt and there were no remaining proceeds available for allocation to the liability portion of the convertible debt. Each convertible debt was discounted by the amounts allocated to the conversion features. As at March 31, 2021, the carrying value of each convertible debt was $15,580 for a total of $31,160 (December 31, 2019 - $Nil).

(b)
On December 28, 2020, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $120,000 at $110,000 with $10,000 original issue discount. In connection with this note, the Company paid an additional $15,000 in cash transaction costs, issued 110,000 common shares valued at $11,000 in transaction costs, and issued 1,100,000 warrants exercisable at $0.25 per share, expiring on December 28, 2022. The warrants were calculated to have a relative fair value of $67,555, which was reduced by the equity components of the transaction costs of $20,657, leaving a value of $46,898 as at March 31, 2021. This convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days lapsed, is convertible at $0.10 per 1 common share, and matures in nine months on September 28, 2021.

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

The carrying value of beneficial conversion features not considered to be derivative instruments was determined by allocating $41,961 for the intrinsic value of the conversion features from the remaining proceeds allocated to the convertible debt after conducting the amount allocated to the warrants. As such, there were no remaining proceeds available for allocating to the liability portion of the convertible debt. As at March 31, 2020, the carrying value of this convertible debt was $45,106 (December 31, 2019 - $Nil) net of $74,894 unamortized discounts.

(c)
On March 25, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $120,000 at $110,000 with $10,000 original issue discount. In connection with this note, the Company paid an additional $13,250 in cash transactions, issued 88,000 common shares valued at $22,000 in transaction costs, and issued 1,100,000 warrants exercisable at $0.25 per share, expiring on March 25, 2023. The warrants were calculated to have a relative fair value of $74,026, which was reduced by the equity components of the transaction costs of $32,106, leaving a value of $41,920 as at March 31, 2021. This convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days lapsed, is convertible at $0.10 per 1 common share, and matures in nine months on December 25, 2021.

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

The carrying value of beneficial conversion features not considered to be derivative instruments was determined by allocating $42,492 for the intrinsic value of the conversion features from the remaining proceeds allocated to the convertible debt after conducting the amount allocated to the warrants. As such, there were no remaining proceeds available for allocating to the liability portion of the convertible debt. As at March 31, 2020, the carrying value of this convertible debt was $7,903 (December 31, 2019 - $Nil) net of $112,097 unamortized discounts.

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

NOTE 10 – INCOME TAXES

As of March 31, 2021, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $473,478 for the nine month period ended March 31, 2021 (March 31 2020 - $37,086). The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2041. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

Tego Cyber, Inc. (the “Company”) was incorporated in the State of Nevada on September 6, 2019. We are an early-stage provider of advanced cyberthreat intelligence applications for larger business enterprises. The Company has developed a cyber threat intelligence application that integrates with top end security platforms to gather, analyze, then proactively identify threats to an enterprise network. The Tego Threat Intelligence Platform (TTIP) takes in vetted and curated threat data and after utilizing a proprietary process, the platform compiles, analyzes, and then delivers that data to an enterprise network in a format that is timely, informative, and relevant. The threat data provides additional context including specific details needed to identify and counteract threats so that security teams can spend less time searching for disparate information. The first version of the TTIP will integrate with the widely accepted SPLUNK platform to provide real-time threat intelligence to macro enterprises using the SPLUNK architecture. The Company plans on developing future versions of the TTIP for integration with other established SIEM systems and platforms including: Elastic, IBM QRadar, AT&T AlienVault, Exabeam, and LogRhythm.

Results of Operations for the three months ended March 31, 2021 and March 31, 2020

The Company was incorporated on September 6, 2019 with a June 30 year-end, and therefore has limited comparable history.

Revenues

We are in our development stage and only generated $900 of revenue for the three months ended March 31, 2021 compared to $1,275 revenue for the comparable period ended March 31, 2020. The revenue came from consulting services.

Operating Expenses

We incurred total operating expenses of $125,734 for the three months ended March 31, 2021 compared to $12,511 operating expenses for the comparable period ended March 31, 2020. All of these expenses related to general and administrative expenses.

Net Loss

We incurred a net loss from operations of $124,834 for the three months ended March 31, 2021 compared to a net loss of $11,236 for the comparable period ended March 31, 2020.

Results of Operations for the nine months ended March 31, 2021 and March 31, 2020

The Company was incorporated on September 6, 2019 and has a June 30 year-end, and therefore has limited comparable history.

Revenues

We are in our development stage and only generated $4,700 of revenue for the nine months ended March 31, 2021 compared to $1,275 revenue for the comparable period ended March 31, 2020. The revenue came from consulting services.

Operating Expenses

We incurred total operating expenses of $302,286 for the nine months ended March 31, 2021 compared to $38,361 total operating expenses for the comparable period ended March 31, 2020. All of these expenses related to general and administrative expenses.

Net Loss

We incurred a net operating loss of $297,587 for the nine months ended March 31, 2021 compared to a net loss of $37,086 for the comparable period ended March 31, 2020.

Liquidity and Capital Resources

As at March 31, 2021, the Company has a working capital deficit of $13,645, has an accumulated deficit of $473,478 and has earned limited revenue to cover its operating costs. We have $106,264 cash on hand and our burn rate is approximately $50,000 per month. Presently, our operations are being funded by funds previously raised and we believe our currently available capital resources are sufficient to sustain our operations for a minimum of two (2) months. The Company intends to fund future operations through equity financing arrangements. The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the nine months ended March 31, 2021, the net cash provided by financing activities by the Company was $322,250. The cash provided by financing activities is related to proceeds received from the issuance of our common stock and proceeds from convertible debts.

Cash Flow from Investing Activities

For the nine months ended March 31, 2021, the net cash used in investing activities by the Company was $39,250.

Cash Flow from Financing Activities

For the nine months ended March 31, 2021, the net cash provided by financing activities by the Company was $322,250. The cash provided by financing activities is related to proceeds received from the issuance of our common stock and proceeds from convertible debts.

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

Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the review of the financial statements of the Company for the three months ended March 31, 2021, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Harbourside CPA’s opinion to the subject matter of the disagreement.

In connection with the financial statements of the Company for the three months ended March 31, 2021, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the statements of financial position, the statements of operations and comprehensive loss, statements of changes in shareholders’ deficit and cash flows of the Company for the three months ended March 31, 2021 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the three-month period ended March 31, 2021, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three-month period ended March 31, 2021, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of March 31, 2021, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as at March 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

During the period January 1, 2021 to March 31, 2021, the Company completed various private placements whereby a total of 142,000 common shares were issued at a price of $0.25 per share for a total value of $35,500. The Company also issued 188,000 common shares for services valued at $47,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019	Previously filed with the SEC on September 21, 2020, as an exhibit to our S-1 Registration Statement
3.2	Bylaws	Previously filed with the SEC on September 21, 2020 as an exhibit to our S-1 Registration Statement.
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and CISTCK dated June 4, 2020	Previously filed with the SEC on October 27, 2020 as an exhibit to our amendment to our S-1 Registration Statement.
10.2	Compilation of FirstFire Securities Purchase Agreement, Convertible Promissory Note and Other Agreements	Previously filed with the SEC on December 31, 2020 as an exhibit to our Form 8-K.
10.3	Compilation of GS Capital Partner Securities Purchase Agreement, Convertible Promissory Note and Other Agreements	Previously filed with the SEC on March 30, 2021 as an exhibit to our Form 8-K.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: May 17, 2021	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Principal Accounting Officer)