Form 10-K
period 2021-06-30
Tego Cyber, Inc.
filed 2021-09-28
CIK 1815632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNULA REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2021
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

as of September 28, 2021 there were 23,755,321 shares of common stock issued and outstanding, par value $0.001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report on Form 10-K, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K.

TEGO CYBER INC.

FORM 10-K
JUNE 30, 2021

PART I

Item 1. Business

The Company Overview

Tego Cyber Inc. is early stage provider of advanced cyberthreat intelligence for larger business enterprises. We currently offer a suite of related cyber security services including vulnerability assessments, cyber threat intelligence reporting, penetration testing, vCISO services, dark web monitoring, cybersecurity policy creation and review as well as ongoing enterprise employee training. We are also developing a threat intelligence platform which will work cohesively to improve the operational efficiency of an enterprise’s existing cyber security infrastructure. The platform, currently in beta testing, will be available for sale upon completion.

Corporate History and General Information about the Company

Tego Cyber Inc. was incorporated in the State of Nevada on September 6, 2019. Our year end is June 30. We are a development stage enterprise. Our principal office is located at 8565 S. Eastern Avenue, Suite 150, Las Vegas, NV 89123. Our telephone number is 855-939-0100 and our e-mail contact is info@tegocyber.com. Our website can be viewed at www.tegocyber.com. We created Tego to take advantage of the potential growth within the cyber security industry by capitalizing on our founding team’s established experience and reputation within the industry

Business and Market Summary

Organizations are increasingly at risk of being compromised as recent trends within cybersecurity statistics reveal huge increases in attacks leaving a trail of hacked and breached data. Cybersecurity issues continue to be a day-to-day struggle, for many businesses where commonalities of attacks within the digital and growing virtual workplace includes many end point opportunities such as local networks, laptop, tablet, and desktop computers, mobile, industrial control systems and more recently the expanding IoT (Internet of Things).

Digital risk protection is both a technical and business issue. It is a technical issue because any type of digital device can be accessed by cyber-criminals. It is also a business issue as many enterprises still have limited experience and lack awareness on the importance of securing personal customer and or private corporate information.

The Industry/Marketplace

The market for digital risk solutions is highly fragmented, intensely competitive, and constantly evolving. In terms of overall cyberthreats, a Juniper Research report on cybercrime from 2019, suggests that the cost of such malicious attacks will rise to US$5 trillion by 2024. To successfully defend against the malicious intent they face, it is necessary for the enterprise to adopt cybersecurity awareness, prevention, and security best practices, as a part of their corporate culture, to reduce and eliminate the inevitable financial risks presented by daily threats, attacks and breaches.

Overall, the cybersecurity marketplace is large. A consensus of current 2020 projections peg this market growing at a CAGR of 8% from USD $ 173 billion to USD $274 billion in 2026. The earlier stage, Threat Intelligence market segment within, is presently estimated to be worth USD $ 5.1 billion and is projected to grow at a CAGR of 19.7% to USD $12.53 billion by 2026.

The Company’s Presence in the Market

As an emerging provider of 'intelligent' threat intelligence and associated services, we will rely heavily on the established reputation and combined experience of our management team, specifically within intelligent, automated, and self-healing cyber security platforms. Members of our management team are globally recognized international speakers on cyber security specifically focusing on the topics of threat intelligence, ransomware, DDoS, cyber-crime trends, and cyber security careers and appear regularly as conference speakers and television security experts. We maintain a current web presence and share an online blog delivering the latest information on trends, threats, solutions, and general cybersecurity information.

Our Products & Services

Services

The following services are currently available to enterprise clients:

Vulnerability Assessments - Vulnerability Assessments are crucial in helping organizations identify what critical and high vulnerabilities may exist within their environments. Many clients have been surprised to discover devices on their networks that were not purchased by the organization and in some instanced, created a way for bad actors to breach the organization’s network. The vulnerability assessment is the first step in creating a complete strategy to protect the organization

Penetration Testing - A penetration test is an authorized simulated cyber-attack on the customer’s premise, network or devices to evaluate the security posture of the organization. The penetration test scope can vary widely from physical security tests to remote network testing based on the client’s needs.

vCisco - All organizations regardless of size need a cybersecurity leader to drive the cybersecurity strategy and reduce risk for the company. With Tego Cyber, your organization will work with a highly experienced virtual Chief Information Security Officer ("CISO"), not a cybersecurity analyst or cybersecurity manager.

DarkWeb Monitoring - Keeping an eye on compromised credentials is key in protecting an organization from credentialed cyber-attacks. Studies have found that people are notoriously bad at reusing passwords across accounts and when a employee’s personal password is compromised, it can lead to a compromise of the organization's security if the employee has recycled the password.

Cybersecurity Policy Creation & Review - Creating organizational policies on data security, data retention, and data destruction are important for companies that request sensitive information from customers. Additionally, organizations should create policies to govern employee usage of technology, email systems, and in some cases, social media.

Tabletop Exercises - Does your organization and employees know what to do if a cyber-attack occurs? A table-top exercise will take the company and key employees through the process so should an attack happen, the organization is prepared to react and begin taking appropriate steps towards recovery.

Cyber Threat Intelligence (CTI) reporting service - CTI reporting provides individuals or enterprises with custom cyber threat intelligence on issues such as social media impersonation, compromised email credentials, look-a-like domains, social media trends and possible DarkWeb presence. Tego had received many requests to leverage the threat intelligence used by the Tego Threat Intelligence Platform (TTIP) in a customized report and responded to this by developing a threat intelligence product aimed at providing real-time data to specific corporations and individuals. CTI reporting help individuals and organizations understand the threats that have, will, or are currently directly targeting them. Tego’s CTI reporting service is provided in real time based on emerging threats and on customized cadences defined by the client. The cost to the client will depend on the size and complexity of the client’s cyber footprint. Tego has signed one contract with an enterprise client.

The following product is currently under development:

Tego Threat Intelligence Platform

The Tego Threat Intelligence Platform blocks bad traffic before it reaches your network. The Tego Threat Intelligence Platform pulls in raw cyber threat intelligence from highly trusted sources including FBI Infragard, U.S. Department of Homeland Security, Abuse.CH, and SpamHAUS. Using a proprietary process, the platform compiles, analyzes, and then delivers that data to an enterprise network in a format that is timely, informative, relevant, and compatible. Other platforms currently in the marketplace only identify potential threats, they do not provide specific details needed to counteract the threat such as the source and type of threat. The Tego Threat Intelligence Platform takes the process one step further by providing this additional critical information allowing network managers to proactively address any potential vulnerabilities saving time and money. The first version of the platform to be released will integrate with the widely accepted SPLUNK® platform to provide real-time threat intelligence to macro enterprises using SPLUNK® architecture. Planned future developments include developing the Tego Threat Intelligence Platform for compatibility with other SIEM systems and platforms.

We believe the Tego Threat Intelligence Platform will advance the practice of cyber security while becoming a critical component of a modern security infrastructure. The platform has many digital risk protection applications from ingestion by SIEM (Security Information and Event Management) software applications to integration with hardware devices. It ingests raw threat intelligence data from multiple open feed sources for processing within where it compiles, de-risks and reformats, then delivers in context and real-time, the threat intelligence data to the client's software or hardware devices. The first product to be released is an application that will integrate with the SPLUNK SIEM to provide real-time threat intelligence updates to assist companies with identifying, understanding, and resolving malicious data traffic and activities within their network. A simple diagram of how the SPLUNK app will work follows.

 Pricing

Services.

The majority of our services will be offered on flat monthly fee basis or limited engagement period as necessary to complete the scope of work Vulnerability Assessments, Penetration Testing, Tabletop Exercises and Cybersecurity Policy Creation & Review engagements typically will last 2 to 3 weeks per engagement and may further depend on the scope of the testing required. vCiso engagements will last 6 months on average and will be offered at a flat monthly fee. We will offer DarkWeb Monitoring as an accessible service to all clients at a low monthly fee

Products

We license our platform through a recurring fee arrangement where revenue is recognized on an annual basis following deployment to the customer. We also derive revenue from maintenance and support services on the licensed products. We recognize this revenue on a monthly basis as maintenance and support services are provided to customers. Purchasers of the Tego Threat Intelligence Platform will be invoiced at $75,000 per annum per installation.

Our revenue to date has been from one general cyber security contract which existed prior to the creation of Tego and belonged to our CEO on an individual basis which was then transferred into the Company upon incorporation.

Competition

We compete with an array of established and emerging security software and services vendors. As organizations increasingly embrace cloud platforms, IoT and other new networking technologies, they are becoming increasingly exposed to ever evolving cybercrimes. The introduction of new technologies and market entrants will continue to fuel an intense competitive environment as companies seek solutions to cybersecurity breaches.

Our competitors include vulnerability management and external assessment vendors, diversified security software and services vendors, and providers of threat intelligence platforms that compete with some of the features present in our solution such as Anomali, Recorded Future and Threat Quotient.

We compete based on several factors, including product functionality; scope of offerings; performance; brand, reputation, and customer satisfaction; ease of implementation, use and service; price, scalability, reliability, and security.

We believe that we will compete favorably with respect to these factors and are well positioned as an emerging provider of digital risk protection, data analysis, and professional services.

Strategic Partners and Suppliers

Our channel partners will provide us with additional leverage by assisting in closing customer transactions as part of larger security purchases, sourcing new prospects and securing maintenance renewals. Our first product integration is with Splunk Inc., a leader in Gartner’s 2020 Magic Quadrant (MQ) for Security Information and Event Management (SIEM). Splunk is recognized worldwide for the highest overall ability to execute. Thousands of organizations use Splunk as their SIEM for security monitoring, advanced threat detection, incident investigation and forensics, incident response, SOC automation and a wide range of security analytics and operations use cases.

The Tego Threat Intelligence Platform is an application that will be deployed and hosted initially in Splunk’s SplunkBase. Essentially, SplunkBase is an app store for Splunk users. You develop your app, submit it for approval and then post it up to SplunkBase so that Splunk users can download and utilize the app. https://splunkbase.splunk.com/apps/ Splunk does not require developers to apply or have an agreement with Splunk to develop for its platform. Information on Splunk’s developer program can be found at https://dev.splunk.com/enterprise/docs/welcome/

Operations

We will continue to develop the Tego Threat Intelligence Platform, including through the introduction of an SOC (Security Operations Center). We expect continued growth in the number of cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS and TEGO Threat Intelligence Platform customers. Accordingly, personnel related costs within our SaaS development, threat intelligence platform, sales, and operations teams, will increase in line with our projected ARR and service revenue model.

Sales and Marketing

We leverage the uniqueness of our solution to create brand preference and build a strong sales pipeline while cultivating customer relationships to help drive revenue growth efficiently and effectively. Our go-to-market strategy targets those companies that are found on the Gartner Magic Quadrant and Forrester reports as these have the largest market share. Initially we will focus on integration within the SIEM market as this is where the data for all devices (hardware and software) resides for the enterprise customer.

Sales

We will sell our products and services through a direct inside sales team, a direct field sales team and indirect channel partner relationships. Teams will be designed to efficiently sell to organizations of all sizes and will initially focus on new customer acquisitions. As we expand, they will pursue, up-selling and cross-selling opportunities of new offerings to existing customers.

Teams will be organized by geography as well as by target organization size. The inside and field sales teams will focus on small and middle-market transactions, while larger or more complex transactions will be handled by highly trained sales consulting engineers to help define customer use cases, manage solution evaluations, and train channel partners.

Our sales force will work directly with, and be involved in sales to, substantially all of the end customers of our channel partners and we may sometimes engage a channel partner solely to assist with finalizing a purchase if for example the customer is working on broader software initiative with that channel partner. As growth allows, we intend to invest in a dedicated sales team focused on U.S. federal, state, and local government entities.

Marketing

We will focus our marketing efforts on increasing the strength of the ‘TEGO’ brand, communicating product advantages and business benefits, generating leads for our sales teams and channel partners while driving product adoption. We will deliver targeted content to demonstrate our threat intelligence platform and use digital advertising methods to deliver opportunities to our sales teams. We will engage with existing customers to provide education and awareness to promote expanded use of our software. We will work with our own researchers, as well as the broader security community, to share important information about vulnerabilities and threats through the online community, social media, and traditional public relations.

Intellectual Property

To protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employee(s), consultants, channel partners and vendors. At present our only intellectual property is the Tego Threat Intelligence Platform which is currently still in development. The company will rely on provisional patents in the near term, filing for full patent protection, as necessary.

Subsidiaries

The Company has no subsidiaries.

Employees

We currently employ three full-time employees and eleven contracted consultants.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act, a company is an emerging growth company if its initial public offering ("IPO") of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i) the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii) the completion of the fiscal year of the fifth anniversary of the company's IPO;

(iii) the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv) the company becoming a "larger accelerated filer" as defined under the Securities Exchange Act of 1934.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings.

Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i) audited financial statements required for only two fiscal years;

(ii) selected financial data required for only the fiscal years that were audited;

(iii) executive compensation only needs to be presented in the limited format now required for smaller reporting companies.

(A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter).

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company's independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company's accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company's independent registered public accounting firm to file a report on the Company's internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company's internal control over financial reporting.

Section 102(a) of the JOBS Act exempts emerging growth companies from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Item 1.A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1.B Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 8565 South Eastern Avenue, Suite 150 Las Vegas, Nevada 89123. We currently rent this space on a month-to-month basis. This space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space. We do not currently own any real property.
None.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Common Stock

Our Articles of Incorporation authorize us to issue fifty million (50,000,000) shares of common stock, par value $0.001.

The following statements relating to the capital stock set forth the material terms of the securities of the Company. Reference is also made to the more detailed provisions of the certificate of incorporation and the by-laws, copies of which are filed as exhibits to this registration statement.

Voting Rights

Except as otherwise required by law or as may be provided by the resolutions of the board of directors authorizing the issuance of Common Stock, all rights to vote and all voting power shall be vested in the holders of Common Stock.  Each share of Common Stock shall entitle the holder thereof to one vote.

No Cumulative Voting

Except as may be provided by the resolutions of the board of directors authorizing the issuance of Common Stock, cumulative voting by any shareholder is expressly denied.

No Preemptive Rights

Preemptive rights shall not exist with respect to shares of Common Stock or securities convertible into shares of Common Stock of the Company.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Rights upon Liquidation, Dissolution or Winding-Up of the Company

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the remaining net assets of the Company shall be distributed pro rata to the holders of the Common Stock.

Preferred Stock

The Company has no preferred stock authorized.

Warrants and Options

Options. The Company has not issued any options.

Common Stock Purchase Warrants. As of September 28, 2021, there are an aggregate 3,014,246 outstanding Common Stock Purchase Warrants (“Warrants”), the terms of which are summarized below:

Exercisability. The outstanding Common Stock Purchase Warrants (“Warrants”) are exercisable immediately upon issuance and at any time up to the date that is two years from the date of issuance. The warrants will be exercisable, at the option of each holder, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of our common stock purchased upon such exercise (except in the case of a cashless exercise as discussed below). Unless otherwise specified in the warrant, the holder will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise (or, upon election by a Holder prior to the issuance of any warrants, 9.99%), as such percentage ownership is determined in accordance with the terms of the Warrants.

Certain Adjustments. The exercise price and the number of shares of common stock purchasable upon the exercise of the Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of our common stock, and dilutive issuances as defined in the Warrants.

Transferability. Subject to applicable laws, the Warrants may be transferred at the option of the holders upon surrender of the Warrants to the Company together with the appropriate instruments of transfer.

Rights as a Stockholder. Except as otherwise provided in the Warrants or by virtue of such holder’s ownership of shares of our common stock, the holder of a warrant does not have the rights or privileges of a holder of our common stock, including any voting rights, until the holder exercises the warrant.

Beneficial Ownership Limitation. Holder’s exercise shall be limited 4.99% of the Company’s outstanding common stock (or, upon election by a Holder prior to the issuance of any Warrants, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise. The Holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provided that the beneficial ownership limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the warrant held by the Holder. Any increase in the beneficial ownership limitation will not be effective until the 61st day after such notice is delivered to the Company.

Governing Law. The Warrants are governed by New York law.

Holders

As of September 28, 2021, we have 23,755,321 issued and outstanding shares of Common Stock, which are held by approximately 230 shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Transfer Agent and Registrar

Tego Cyber Inc. has appointed Signature Stock Transfer Inc. as its transfer agent. Signature’s address is 14673 Midway Road, Suite #220, Addison, Texas, 75001. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares.

Market Information

Our common shares are currently quoted on the OTCQB under the symbol "TGCB". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The Company’s common stock was approved for trading on the OTCQB on February 19, 2021. As of September 28, 2021, the high and low sales price of our common stock was $1.25 per share and $0.30 per share, respectively. As of September 28, 2021, there were 23,755,321 shares of common stock outstanding held by approximately 230 stockholders of record.

Penny Stock Regulation

Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on national securities exchanges or listed on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities are provided by the exchange or system. The penny stock rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Because of these penny stock rules, broker-dealers may be restricted in their ability to sell the Company’s common stock. The foregoing required penny stock restrictions will not apply to the Company’s common stock if such stock reaches and maintains a market price of $5.00 per share or greater.

Additional Information

We refer you to our Articles of Incorporation, Bylaws, and the applicable provisions of the Nevada Revised Statues for a more complete description of the rights and liabilities of holders of our securities.

Item 6. [Reserved]

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Registration Statement.  Some of the statements under “Management’s Discussion and Analysis,” “Description of Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the renewable energy industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this Registration Statement. All forward-looking statements address such matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph.

Overview

Tego Cyber, Inc. (was incorporated in the State of Nevada on September 6, 2019. We are an early-stage provider of advanced cyberthreat intelligence applications for larger business enterprises. The Company has developed a cyber threat intelligence application that integrates with top end security platforms to gather, analyze, then proactively identify threats to an enterprise network. The Tego Threat Intelligence Platform (TTIP) takes in vetted and curated threat data and after utilizing a proprietary process, the platform compiles, analyzes, and then delivers that data to an enterprise network in a format that is timely, informative, and relevant. The threat data provides additional context including specific details needed to identify and counteract threats so that security teams can spend less time searching for disparate information. The first version of the TTIP will integrate with the widely accepted SPLUNK platform to provide real-time threat intelligence to macro enterprises using the SPLUNK architecture. The Company plans on developing future versions of the TTIP for integration with other established SIEM systems and platforms including: Elastic, IBM QRadar, AT&T AlienVault, Exabeam, and LogRhythm.

Results of operations for fiscal year ended June 30, 2021 compared to period September 6, 2019 (inception) to June 30, 2020

Revenues

We are in our development stage and only generated $8,100 of revenue for the fiscal year ended June 30, 2021 compared to $2,325 for the period September 6, 2019 (inception) to June 30, 2020.

Operating Expenses

We incurred total operating expenses of $674,918 for the fiscal year ended June 30, 2021 compared to $79,527 for the period September 6, 2019 (inception) to June 30, 2020. Of that was $168,077 in legal and accounting expenses relating to the listing of our common shares on the OTCQB compared to $26,429 for the period September 6, 2019 (inception) to June 30, 2020. We also incurred $167,250 in management fees compared to $34,700 for the period September 6, 2019 (inception) to June 30, 2020. We also incurred consulting and contracting fees in the amount of $95,938 relating to the development of the threat intelligence application compared to $263 for the period September 6, 2019 (inception) to June 30, 2020. We incurred $67,597 in investor relations and shareholder communications compared to $nil for the period September 6, 2019 (inception) to June 30, 2020.

Net Loss

We incurred a net loss of $923,180 for the fiscal year ended June 30, 2021 compared to a net loss of $77,202 for the period September 6, 2019 (date of inception) to June 30, 2020.

Liquidity and Capital Resources

As at June 30, 2021, the Company has a working capital surplus of $652,296, a net loss of $923,180 and has earned limited revenue to cover its operating costs. We have $583,015 cash on hand and our burn rate is approximately $85,000 per month. Presently, our operations are being funded by funds previously raised and we believe our currently available capital resources are sufficient to sustain our operations for a minimum of six (6) months. The Company intends to fund future operations through equity financing arrangements. The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the fiscal year ended June 30, 2021, the cash flows used in the Company’s operating activities was $578,415 compared to $45,690 for the period September 6, 2019 (date of inception) to June 30, 2020.

Cash Flow from Investing Activities

For the fiscal year ended June 30, 2021, the net cash used in investing activities by the Company was $54,250 compared to $18,250 for the period September 6, 2019 (date of inception) to June 30, 2020.

Cash Flow from Financing Activities

For the fiscal year ended June 30, 2021, the net cash provided by financing activities by the Company was $1,133,808 compared to $145,812 for the period September 6, 2019 (date of inception) to June 30, 2020. The cash provided by financing activities is related to the proceeds received from sales of our common stock.

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

Disagreements with Accountants on Accounting and Financial Disclosure

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the fiscal year ended June 30, 2021; Harbouside CPA’s (formerly known as Buckley Dodds) report on the financial statements of the Company for the fiscal year ended June 30, 2021 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit and review of the financial statements of the Company from the fiscal year ended June 30, 2021, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Harbouside CPA’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the fiscal year June 30, 2021, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the statements of financial position, the statements of operations and comprehensive loss, statements of changes in shareholders’ deficit and cash flows of the Company for the fiscal year ended June 30, 2021 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the fiscal period ended June 30, 2021, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended June 30, 2021, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of June 30, 2021, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

Revenue from providing consulting and management services under Topic 606 is recognized in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

  -
executed contracts with the Company’s customers that it believes are legally enforceable;
  -
identification of performance obligations in the respective contract;
  -
determination of the transaction price for each performance obligation in the respective contract;
  -
allocation of the transaction price to each performance obligation; and
  -
recognition of revenue only when the Company satisfies each performance obligation.

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share. The Company had no dilutive securities for the period ended June 30, 2021.

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

Item 7.A Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Tego Cyber Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tego Cyber Inc. (the “Company”) as of June 30, 2021, and the related statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of matter

The accompanying financial statements have been prepared assuming that Tego Cyber Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, British Columbia	/s/ Harbourside CPA LLP
Date September 28, 2021	Chartered Professional Accountants

TEGO CYBER INC.
BALANCE SHEET
(Expressed in US Dollars)

	June 30, 2021	June 30, 2020
ASSETS
Current assets
Cash	$583,015	$81,872
Accounts receivable	1,450	150
Prepaid expenses	113,462	-
Total current assets	697,927	82,022
Software	75,750	21,500
TOTAL ASSETS	$773,677	$103,522

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$23,010	$15,554
Due to related parties	-	1,358
Convertible debts	22,621	-
TOTAL LIABILITIES	45,631	16,912
SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value18,296,511shares issued and outstanding at June 30, 2021	18,297	12,406
Additional paid in capital	1,720,631	175,906
Subscriptions receivable	(10,500)	(24,500)
Accumulated deficit	(1,000,382)	(77,202)
TOTAL SHAREHOLDERS’ EQUITY	728,046	86,610
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$773,677	$103,522

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)

	Year Ended June 30, 2021	From September 6, 2019 (date of inception) to June 30, 2020
REVENUE
Consulting fees	$5,600	$2,325
Subscription Revenue	2,500	-
TOTAL REVENUE	8,100	2,325
OPERATING EXPENSES
Adverting & promotion	62,238	13,944
Bank charges & fees	3,199	777
Consultants & contractors	95,938	263
Exchange & listing fees	47,176	-
Interest on short term debt	9,865	-
Investor relations & shareholder communications	67,597	-
Legal & accounting	168,077	26,429
Management fees	167,250	34,700
Meals & entertainment	4,138	268
Office & administration	9,569	798
Rent & utilities	488	351
Subscriptions & dues	1,672	493
Travel & hotel	1,794	677
Website & platform cost	35,917	827
TOTAL OPERATING EXPENSES	674,918	79,527

OTHER INCOME & EXPENSE
Accretion expense	(168,638)	-
Financing fees	(26,966)	-
Gain on extinguishment of convertible debts	36,731	-
Loss on settlement of convertible debts	(97,489)	-
TOTAL OTHER INCOME & EXPENSE	(256,362)	-

NET AND COMPREHENSIVE LOSS	$(923,180)	$(77,202)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,566,628	7,790,648

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
JUNE 30, 2021
(Expressed in US Dollars)

	Number of Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholders' Equity
Balance, September 6, 2019 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	8,000,000	8,000	-	-	-	8,000
Shares issued for services	1,000,000	1,000	9,000	-	-	10,000
Shares issued for cash	3,406,236	3,406	166,906	(24,500)	-	145,812
Net loss for period ended June 30, 2020	-	-	-	-	(77,202)	(77,202)
Balance, June 30, 2020	12,406,236	$12,406	$175,906	$(24,500)	$(77,202)	$86,610

Shares issued for cash	5,041,190	5,042	1,155, 256	14,000	-	1,174,298
Shares issued for services	299,752	300	74,638	-	-	74,938
Shares issued as prepaid expenses	300,248	300	74,762	-	-	75,062
Shares issued for settlement of debt	51,085	51	38,449	-	-	38,500
Shares issued as transaction costs for convertible debts	198,000	198	32,802	-	-	33,000
Equity portion of convertible debts	-	-	10,167	-	-	10,167
Warrants issued with convertible debts	-	-	158,651	-	-	158,651
Net loss for the year ended June 30, 2021	-	-	-	-	(923,180)	(923,180)
	-
Balance, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)	$728,046

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.
STATEMENT OF CASH FLOWS
(Expressed in US Dollars)

	Year Ended June 30, 2021	From September 6, 2019 (date of inception) to June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(923,180)	$(77,202)
Items not affecting cash
Shares issued for services	74,938	18,000
Interest on short term debt	8,567	-
Accretion expense	168,638	-
Financing fees	26,966	-
Gain on extinguishment of convertible debts	(36,731)	-
Loss on settlement of convertible debts	97,489	-
Changes in non-cash working capital items:
Accounts receivable	(1,300)	(150)
Prepaid expenses	(38,400)	-
Accounts payable and accrued liabilities	45,956	12,304
Due to related parties	(1,358)	1,358
NET CASH USED IN OPERATING ACTIVITIES	(578,415)	(45,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Software	(54,250)	(18,250)
NET CASH USED IN INVESTING ACTIVITIES	(54,250)	(18,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	1,149,798	145,812
Proceeds from issuance of convertible debt	300,000	-
Repayment of convertible debt	(312,240)	-
Convertible debt issuance costs	(28,250)	-
Collection of subscription receivable	24,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,133,808	145,812

NET INCREASE IN CASH	501,143	81,872
CASH AT BEGINNING OF THE PERIOD	81,872	-
CASH AT END OF THE PERIOD	$583,015	$81,872

Non-cash investing and financing activities:
Software included in accounts payable	$-	$3,250
Shares issued included in subscriptions receivable	$10,500	$24,500
Shares issued for prepaid expenses	$75,062	$-
Shares issued for settlement of debt	$38,500	$-
Shares issued with convertible debts	$33,000	$-
Equity portion of convertible debts	$10,167	$-
Warrants issued with convertible debt	$158,651	$-

The accompanying notes are an integral part of these audited financial statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Tego Cyber Inc. (the “Company”) was incorporated on September 6, 2019 in the State of Nevada. The Company has developed an automated threat intelligence defense platform that provides real-time protection against cyber-threats. The Company is focused on filling the cyber-security skills gap with automated cyber defense solutions, including a monthly software subscription to users of the multiple router and firewall manufacturers.

The Company’s head office is at at 8565 S. Eastern Ave. #150, Las Vegas, Nevada, 89123.

NOTE 2 – BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the period presented.

The accompanying financial statements have been prepared to present the balance sheet, the statement of operations and comprehensive loss, statement of changes in shareholders’ equity and the statement of cash flows of the Company for the year ended June 30, 2021. The accompanying audited financial statements have been prepared in accordance with US GAAP using Company-specific information where available and allocations and estimates where data is not maintained on a Company-specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At June 30, 2021, the Company had a working capital surplus of $652,296. For the year ended June 30, 2021, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheet, the statement of operations and comprehensive loss, statement of changes in shareholders’ equity and statement of cash flows of the Company for the period ended June 30, 2021 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at June 30, 2021, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended June 30, 2021, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of June 30, 2021, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years and is not depreciated until it is available for use by the Company.

Leases
The Company determines if an arrangement is a lease at inception. Operating and financing right-of-use assets and lease liabilities are included on the balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future lease payments. Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset. The lease terms may include options to extend or terminate the lease is it is reasonably certain the Company will exercise that option. As at June 30, 2021, the Company had no leases.

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as at June 30, 2021. The carrying values of embedded conversion features not considered to be derivative instruments were determined by allocating the remaining carrying value of the convertible debt after deducting the estimated carrying value of the liability portion.

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

Revenue Recognition

Revenue from providing consulting and management services is recognized in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

  -
executed contracts with the Company’s customers that it believes are legally enforceable;
  -
identification of performance obligations in the respective contract;
  -
determination of the transaction price for each performance obligation in the respective contract;
  -
allocation of the transaction price to each performance obligation; and
  -
recognition of revenue only when the Company satisfies each performance obligation.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share. The Company had no dilutive securities for the year ended June 30, 2021.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-2, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) did not or are not expected to have a material impact on the Company's present or future financial statements.

NOTE 5 – SOFTWARE

Balance, September 6, 2019	$-
Additions	21,500
Depreciation	-
Balance, June 30, 2020	21,500
Additions	54,250
Depreciation	-
Balance, June 30, 2021	$75,750

As at June 30, 2021 and 2020, the software is not in use and no depreciation has been recorded for the periods then ended.

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

During the year ended June 30, 2021, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, CFO, Secretary and Treasurer for management fees of $134,750 (June 30, 2020 - $29,700) and reimbursement of expenses incurred on behalf of the Company. As of June 30, 2021, included in due to related parties, is $Nil (June 30, 2020 - $1,308) due to this officer.

During the year ended June 30, 2021, there were transactions incurred between the Company and Chris White, Director and President of the Company for management fees of $32,500 (June 30, 2020 - $Nil). As of June 30, 2021, included in due to related parties, is $Nil (June 30, 2020 - $Nil) due to this officer.

During the year ended June 30, 2021, there were transactions incurred between the Company and other related parties for management fees of $Nil (June 30, 2020 - $5,000) and reimbursement of expenses incurred on behalf of the Company. As of June 20, 2021, included in due to related parties, is $Nil (June 30, 2020 - $50) due to them.

NOTE 7 – COMMON SHARES

At June 30, 2021, the Company’s authorized capital consisted of 50,000,000 of common shares with a $0.001 par value and 18,296,511 shares were issued and outstanding.

During the period ended June 30, 2020, the Company incurred the following transactions:

On November 4, 2019, the Company issued 8,000,000 shares to the founders with a fair value of $8,000 in exchange for services.

On November 15, 2019, the Company issued 1,000,000 shares to two non-related parties with a fair value of $10,000 in exchange for services.

During the period from November 15, 2019 to June 30, 2020, the Company completed various private placements whereby a total of 3,406,236 common shares were issued at a price of $0.05 per share for a total value of $170,312. As at June 30, 2020, $24,500 of the subscriptions still remained receivable.

During the year ended June 30, 2021, the Company incurred the following transactions:

During the period from July 2, 2020 to July 31, 2020, the Company completed various private placements whereby a total of 500,000 common shares were issued at a price of $0.05 per share for a total value of $25,000.

During the period from November 24, 2020 to June 30, 2021, the Company completed various private placements whereby a total of 4,541,190 common shares were issued at a price of $0.25 per share for a total value of $1,135,298. As at June 31, 2021, $10,500 of the subscriptions still remained receivable.

On December 28, 2020, the Company issued 110,000 shares to a non-related party at a price of $0.10 per share for a total value of $11,000 as commitment shares in exchange for services related to the issuance of convertible debt on Note 8 (c).

On March 29, 2021, the Company issued 88,000 shares to a non-related party at a price of $0.25 per share for a total value of $22,000 as debt issuance costs related to the issuance of convertible debt on Note 8 (d).

On March 29, 2021, the Company issued 100,000 shares to a director of the Company at a price of $0.25 per share for a total value of $25,000 in exchange for services.

On April 12, 2021, the Company issued 400,000 shares to a non-related party at a price of $0.25 per share for a total value of $100,000 in exchange for services. A portion of the services are yet to be incurred and have been recorded as prepaid expenses for a total value of $56,312.

On April 15, 2021, the Company issued 100,000 shares to a non-related party at a price of $0.25 per share for a total value of $25,000 in exchange for services. A portion of the services are yet to be incurred and have been recorded as prepaid expenses for a total value of $18,750.

On June 21, 2021, the Company issued 41,085 shares to a non-related party at a price of $0.73 per share for a total value of $30,000 as settlement of debt.

On June 25, 2021, the Company issued 10,000 shares to a non-related party at a price of $0.85 per share for a total value of $8,500 as settlement of debt.

Warrants

On December 28, 2020, the Company granted 1,100,000 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 8 (b)). The warrants were valued at $145,744 using the Black Scholes Option Pricing Model.

On March 25, 2021, the Company granted 1,100,000 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 8 (c)). The warrants were valued at $147,266 using the Black Scholes Option Pricing Model.

On April 22, 2021, the Company granted 506,838 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 8 (a)). The warrants were valued at $399,087 using the Black Scholes Option Pricing Model.

On April 28, 2021, the Company granted 307,408 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 8 (a)). The warrants were valued at $196,399 using the Black Scholes Option Pricing Model.

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

March 31, 2021
Stock price	$0.85 - $0.25
Risk-free interest rate	0.13% - 0.17%
Expected life	2 years
Expected dividend rate	0%
Expected volatility	102.03% - 206.63%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2020	-	$-
Granted	3,014,246	0.25
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2021	3,014,246	$0.25

As at June 30, 2021, the weighted average remaining contractual life of warrants outstanding was 1.21 years with an intrinsic value of $0.25.

NOTE 8 – CONVERTIBLE DEBTS

(a)
On November 10, 2020, the Company issued a convertible debt in the principal amount of $20,000 each in exchange for cash. The convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days lapsed, is convertible at $0.10 per 1 common share, and has a maturity date of May 10, 2021. The carrying value of beneficial conversion features not considered to be derivative instruments were determined by allocating the intrinsic value of the conversion features from proceeds. As a result, total proceeds of $20,000 were allocated to the beneficial conversion feature, recorded as equity portions of convertible debt and there were no remaining proceeds available for allocation to the liability portion of the convertible debt. The convertible debt was discounted by the amounts allocated to the conversion features.

On April 22, 2021, the Company renegotiated the terms of the convertible debt in exchange for a new convertible debt in the principal amount of $55,245 at $50,684, with $4,561 original issue discount, for additional cash proceeds of $30,000 and surrender of the convertible note previously issued. In connection with the note, the Company issued 506,838 warrants exercisable at $0.25 per share, expiring on April 22, 2023. The warrants were calculated to have a relative fair value of $44,088. The convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days elapsed, is convertible at $0.10 per 1 common share, and matures on January 22, 2022. The terms of the new convertible debt were substantially different and deemed extinguished resulting in a gain of $18,049 recorded on extinguishment of convertible debt.

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

The carrying value of beneficial conversion features not considered to be derivative instruments was determined by allocating $5,912 for the intrinsic value of the conversion features from the remaining proceeds allocated to the convertible debt after deducting the amount allocated to the warrants. As such, there were no remaining proceeds available for allocating to the liability portion of the convertible debt. As at June 30, 2021, the carrying value of this convertible debt was $14,374 (June 30, 2020 - $Nil) net of $40,871 unamortized discounts.

(b)
On November 10, 2020, the Company issued a convertible debt in the principal amount of $20,000 each in exchange for cash. The convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days lapsed, is convertible at $0.10 per 1 common share, and has a maturity date of May 10, 2021. The carrying value of beneficial conversion features not considered to be derivative instruments were determined by allocating the intrinsic value of the conversion features from proceeds. As a result, total proceeds of $20,000 were allocated to the beneficial conversion feature, recorded as equity portions of convertible debt and there were no remaining proceeds available for allocation to the liability portion of the convertible debt. The convertible debt was discounted by the amounts allocated to the conversion features.

On April 28, 2021, the Company renegotiated the terms of the convertible debt in exchange for a new convertible debt in the principal amount of $33,508 at $30,741, with $$2,767 original issue discount, for additional cash proceeds of $10,000 and surrender of the convertible note previously issued. In connection with the note, the Company issued 307,408 warrants exercisable at $0.25 per share, expiring on April 28, 2023. The warrants were calculated to have a relative fair value of $25,745. The convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days elapsed, is convertible at $0.10 per 1 common share, and matures on January 28, 2022. The terms of the new convertible debt were substantially different and deemed extinguished resulting in a gain of $18,682 recorded on extinguishment of convertible debt.

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

The carrying value of beneficial conversion features not considered to be derivative instruments was determined by allocating $4,255 for the intrinsic value of the conversion features from the remaining proceeds allocated to the convertible debt after deducting the amount allocated to the warrants. As such, there were no remaining proceeds available for allocating to the liability portion of the convertible debt. As at June 30, 2021, the carrying value of this convertible debt was $8,247 (June 30, 2020 - $Nil) net of $25,261 unamortized discounts.

(c)
On December 28, 2020, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $120,000 at $110,000 with $10,000 original issue discount. In connection with this note, the Company paid an additional $15,000 in cash transaction costs, issued 110,000 common shares valued at $11,000 in transaction costs, and issued 1,100,000 warrants exercisable at $0.25 per share, expiring on December 28, 2022. The warrants were calculated to have a fair value of $67,555, which was reduced by the equity components of the transaction costs of $20,657, leaving a value of $46,898 as at March 31, 2021. This convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days lapsed, is convertible at $0.10 per 1 common share, and matures on September 28, 2021.

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

On June 18, 2021, the Company settled the convertible debt with a payment of $165,360 resulting in a loss on settlement of convertible debt of $41,037.

(d)
On March 25, 2021, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $120,000 at $110,000 with $10,000 original issue discount. In connection with this note, the Company paid an additional $13,250 in cash transactions, issued 88,000 common shares valued at $22,000 in transaction costs, and issued 1,100,000 warrants exercisable at $0.25 per share, expiring on March 25, 2023. The warrants were calculated to have a fair value of $74,026, which was reduced by the equity components of the transaction costs of $32,106, leaving a value of $41,920 as at March 31, 2021. This convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days lapsed, is convertible at $0.10 per 1 common share, and matures in nine months on December 25, 2021.

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

On June 29, 2021, the Company settled the convertible debt with a payment of $146,880 resulting in a loss on settlement of convertible debt of $56,452.

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

NOTE 10 – INCOME TAXES

As of June 30, 2021, the Company was in a loss position; therefore no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $701,884 (June 30, 2020 - $79,527) for the period ended June 30, 2021. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2041. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that

NOTE 10 – INCOME TAXES (CONTINUED)

some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company completed various private placements whereby a total of 5,458,810 common shares were issued at a price of $0.25 per share for a total value of $1,364,703.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 31, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9.B Other Information

During the fiscal year ended June 30, 2021, the Company completed various private placements whereby a total of 5,041,190 common shares were issued for a total of $1,174,298 cash. The Company also issued 651,085 common shares for services valued at $188,500 and 198,000 common shares for transactions costs valued at $33,000 associated with convertible debt.

Item 9.C Disclosure Regarding Foreign Jurisdiction the Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers as of September 28, 2021:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Shannon Wilkinson, 44	Director Chief Executive Officer Chief Financial Officer Secretary Treasurer	September 6, 2019	None
Troy Wilkinson, 45	Director President	September 6, 2019	None
Michael De Valera, 56	Director	September 6, 2019	None
Chris C. White, 50	Director	April 14, 2021	None

Term of Office

Should a vacancy exist, the Company’s Board of Directors has the power to nominate and appoint a director or directors to fill such vacancy, and each shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

Shannon Wilkinson – Director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Shannon Wilkinson is a graduate from the University of Nevada, Las Vegas with a Bachelor's in Management Information Systems. She also earned her Master’s in Information Systems Management from the University of Phoenix. Shannon spent the first 12 years of her career overseas working for the United Nations Department of Peacekeeping Operations building mission critical software platforms. Upon her return to the US in February 2013, Shannon joined SocialWellth as Director of Software Development leading development teams in building software platforms for some of the largest healthcare organizations. She remained in that position until summer of 2015 when she left to co-found Axiom Cyber Solutions where she was responsible for the software development arm of the company, developing Axiom’s cloud based Polymorphic Cyber Defense Platform. She exited Axiom Cyber Solutions in June 2019 when Axiom was acquired by a private equity firm. In September 2019, Shannon co-founded Tego Cyber Inc. with a mission to develop an innovative threat intelligence platform and continue developing automated cybersecurity solutions to help companies respond to the ever-changing cyber threat landscape. Shannon works full time (30+ hours per week) in her capacity as Director, CEO, CFO, Secretary and Treasurer of Tego Cyber Inc.

Shannon was selected as the 2018 Las Vegas Women in Technology - Cybersecurity, 2017 Las Vegas Women in Technology Entrepreneur as well as appeared in the MyVEGAS Magazine Top 100 Women of Las Vegas in 2017 and 2018.

Troy Wilkinson – Director and President

Troy Wilkinson began his career in January 2000 as a Law Enforcement officer with the Conway Police Department where he remained until June 2007 when he joined a Joint Terrorism Task Force as a lead bomb investigator and violent crime homicide detective. In December 2008 Troy was recruited by the U.S. State Department to train police officers in Kosovo on cybercrime related matters where he earned a reputation as a top cybercrime investigator. Together with a team of international investigators he built the first IT forensics lab in the European Union Mission in Kosovo. After returning home to the U.S. in February 2013, Troy joined SocialWellth as its Infrastructure Security Director. He remained in that position until June 2014 when he accepted the position of Director of Information Technology for Litigation Services, LLC. In the summer of 2015, he co-founded Axiom Cyber Solutions with his wife Shannon Wilkinson and left in December of 2018 to accept the position of Executive Director of Information Security (CISO) with International Cruise and Excursion where he remained until August 2019. In addition to his role as Director and President of Tego Cyber Inc., Troy currently is the Global Head of Cybersecurity Operations for Interpublic Group of Companies (IPG) where he is responsible for all aspects of cyber defense for over 60,000 users in more than 130 countries. Troy spends 8-10 hours per week working with Tego in his capacity as Director and President.

Troy is a worldwide keynote speaker on cybersecurity, co-authored an Amazon Best Seller, and is featured on several news sources as a cybersecurity expert. Troy has contributed to numerous national syndicated publications on cybersecurity topics including ransomware, DDoS, cyber-crime trends, and cyber security careers.

Michael De Valera – Director

Michael De Valera has over thirty years of experience providing information technology services. In 1989 he co-founded Internet Computers, Inc. where he remained as one of the founding principles until January 2006 when he left to start his own company TechnoMedia Consulting, Inc. where he remains the sole principal to this day. TechnoMedia Consulting, Inc. provides information technology services for companies and organizations that are either too small to have their own dedicated IT departments or simply realize that specialized functionality is more efficiently and economically provided by a third party. His clients cover a broad range of organizations and industries. His undergraduate BA Finance studies, majoring in Finance and Economics, were at the University of Pennsylvania Wharton School of Finance. Michael currently dedicates up to 5 hours a week to Tego Cyber Inc. and will allocate more time when first product is launched. Michael has traveled extensively around the world and his personal interests include wine and cooking.

Chris White - Director

Chris White has over thirty years of experience in cyber security, telecommunications and automation. He most recently was the Deputy CISO / Director of Global Security Operations for The Interpublic Group of Companies, Inc. and has previously served as the Chief Technology Officer for EY MSS, Senior Security Engineer at AT&T, Senior Lead Engineer at General Dynamics AIS, and a member of the US Air Force. He holds a master's degree in Systems Engineering and a Bachelor of Science degree in Network Engineering from Regis University.

Term of Office

Each director serves for a term of one year and until his successor is elected at the Annual Shareholders’ Meeting and is qualified, subject to removal by the shareholders.   Each officer serves for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified. Each member of the Advisory Board serves at the discretion of the Board of Directors.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. At this time, our Chief Executive Officer is devoted full time to the Company and our President devotes approximately 8-10 hours per week to the Company. At this time, our Chief Information Security Officer devotes approximately 8-10 hours per week to the Company. The amount of time they will devote in any time period will vary based on the stage of the business and progress the company is making. Accordingly, once we are beyond the developmental phase our management will spend more time on our affairs.

Limitation of Liability and Indemnification Matters

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

Identification of Significant Employees

We have no significant employees other than the aforementioned Officers and Directors.

Family Relationship

Shannon and Troy Wilkinson are husband and wife. Other than the foregoing, we currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

The Board of Directors is currently composed of four members. Ms. Shannon Wilkinson, Mr. Troy Wilkinson, Mr. Michael De Valera and Mr. Chris White. Ms. Wilkinson, Mr. Wilkinson and Mr. White do not qualify as an independent Directors in accordance with the published listing requirements of the NASDAQ Global Market as they hold officer positions. Mr. Michael De Valera does qualify as independent director as he is not an officer of the Company. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us. In addition, the Board of Directors has not made a subjective determination as to each Director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, though such subjective determination is required by the NASDAQ rules. Had the Board of Directors made these determinations, the Board of Directors would have reviewed and discussed information provided by the Directors and the Company with regard to each Director’s business and personal activities and relationships as they may relate to the Company and its management

Committees

We do not currently have an audit, compensation or nominating committee. The Board of Directors as a whole currently acts as our audit, compensation and nominating committees. We intend to establish an audit, compensation and nominating committee of our Board of Directors once we expand the Board to include one or more independent directors and intend to adopt a charter for each committee.

Our audit committee shall be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Our compensation committee shall assist the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers and periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements. Our nominating committee shall assist the Board in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Since inception, we have not had a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors was not required.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Item 11. Executive Compensation

Name Position	Fiscal Year Ended 6/30	Management Fees $	Bonus $	Stock Awards $	Option Awards $	All Other Compensation $	Total $
Shannon Wilkinson (1)	2021	134,750	0	0	0	0	134,750
Troy Wilkinson	2021	0	0	0	0	0	0
Michael De Valera	2021	0	0	0	0	0	0
Chris White (2)	2021	7,500	0	25,000	0	0	32,500

(1)
During the fiscal year ending June 30, 2021 there was no formal employment contract in place for her employment.
(2)
During the fiscal year ending June 30, 2021 there was no formal employment contract in place for his employment.

Narrative Disclosure to Summary Compensation Table

We compensate our CEO, Shannon Wilkinson, $10,000 per month. There is no formal contract in place for her employment. Other than the foregoing, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors receive no annual salary or bonus for their service as members of the Company’s board of directors.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, Shannon Wilkinson, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Ms. Wilkinson collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 28, 2021, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Unless otherwise specified, the address of each of the persons set forth below is care of the Company at the address 8565 South Eastern Avenue, Suite 150, Las Vegas, Nevada, 89123.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Shannon Wilkinson (3)	3,000,000	12.63%
Troy Wilkinson (4)	3,000,000	12.63%
Michael De Valera (5)	1,020,000	4.29%
Chris C. White (6)	108,000	0.45%
All Officers, Directors and Beneficial Owners as a Group (4 persons)	7,128,000	30.00%

(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 23,755,321 issued and outstanding shares of common stock as of September 28, 2021.

(3) Shannon Wilkinson is a Director and the Company's CEO, CFO, Secretary and Treasurer. Her beneficial ownership includes 3,000,000 common shares.

(4) Troy Wilkinson is a Director and the Company’s President. His beneficial ownership includes 3,000,000 common shares.

(5) Michael De Valera is member of the Company’s Board of Directors. His beneficial ownership includes 1,020,000 common shares directly owned.

(6) Chris C. White is a member of the Company’s Board of Directors. His beneficial ownership includes 108,000 common shares directly owned.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

During the period ended June 30, 2021, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, CFO, Secretary and Treasurer for management fees of $134,750 compared to $29,700 for the period September 6, 2019 (date of inception) to June 30, 2020. As of June 30, 2021, the total amount due to related parties is $nil comparted to $1,358 for the period September 6, 2019 (date of inception) to June 30, 2020 of which $1,308 was due to this officer.

During the period ended June 30, 2021 there were no transactions incurred between the Company and Troy Wilkinson, Director and President of the Company compared to management fees of $3,000 for the period September 6, 2019 (date of inception) to June 30, 2020. As of June 30, 2021, the amount due to related parties is $nil comparted to $1,358 for the period September 6, 2019 (date of inception) to June 30, 2020 of which $50 was due to this officer.

On March 29, 2021, 100,000 shares were issued to Chris White, a director of the Company at a value of $0.25 per share for a total value of $25,000 in exchange for services.

During the period ended June 30, 2021, there were transactions incurred between the Company and Chris White, Director, CISO for management fees of $7,500 compared to $nil for the period September 6, 2019 (date of inception) to June 30, 2020.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

-	disclosing such transactions in reports where required;
-	disclosing in any and all filings with the SEC, where required;
-	obtaining disinterested directors consent; and
-	obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of the transactions described above, our Board of Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

-	disclosing such transactions in reports where required;
-	disclosing in any and all filings with the SEC, where required;
-	obtaining disinterested directors consent; and
-	obtaining shareholder consent where required.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company has one independent director, Michael De Valera, as our other directors are each also an executive officer of the Company.

Item 14. Principle Accountant Fees and Services

	For Year Ended June 30, 2021	For Year Ended June 30, 2020
Audit Fees	$52,240	$20,000
Audit Related Fees	-	-
Tax Preparation	$2,000	$1,300
Other	-	-
Total	$54,240	$21,300

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

Audit-Related Fees are fees for assurance and related services by the principal accountant that are traditionally performed by the principal accountant and which are reasonably related to the performance of the audit or review of the registrant's financial statements and fees attributed to the audit of.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal periods ended June 30, 2021 and June 30, 2020.

PART IV

Item 15. Exhibits and Financial Statements.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019	Previously filed with the SEC on September 21, 2020, as an exhibit to our S-1 Registration Statement
3.2	Bylaws	Previously filed with the SEC on September 21, 2020 as an exhibit to our S-1 Registration Statement.
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and CISTCK dated June 4, 2020.	Previously filed with the SEC on September 21, 2020, as an exhibit to our S-1 Registration Statement
10.2	Compilation of FirstFire Securities Purchase Agreement, Convertible Promissory Note and Other Agreements.	Previously filed with the SEC on September 21, 2020, as an exhibit to our S-1 Registration Statement
10.3	Compilation of GS Capital Securities Purchase Agreement, Convertible Promissory Note and Other Agreements.	Previously filed with the SEC on September 21, 2020, as an exhibit to our S-1 Registration Statement
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document. Previously filed with the SEC on September 21, 2020, as an exhibit to our S-1 Registration Statement.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: September 28, 2021	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Principal Accounting Officer)