Form 10-Q
period 2021-09-30
Tego Cyber, Inc.
filed 2021-11-15
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to __________.

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

As of November 15, 2021, there were 23,908,893 shares of common stock issued and outstanding, par value $0.001 per share.

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

2

TEGO CYBER INC.

FORM 10-Q

SEPTEMBER 30, 2021

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Interim Condensed Balance Sheet	F-1
Interim Condensed Statement of Operations and Comprehensive Loss	F-2
Interim Condensed Statement of Cash Flows	F-4
Notes to Interim Condensed Financial Statements	F-5

4

TEGO CYBER INC.

INTERIM CONDENSED BALANCE SHEET

AS AT SEPTEMBER 30, 2021 AND JUNE 30, 2021

(Expressed in US Dollars)

  (Unaudited)

	September 30, 2021	June 30, 2021
ASSETS
Current assets
Cash	$1,484,587	$583,015
Accounts receivable	1,150	1,450
Prepaid expense	104,189	113,462
Total current assets	1,589,926	697,927
Software	112,700	75,750
TOTAL ASSETS	$1,702,626	$773,677

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$39,754	$23,010
Convertible debts	51,836	22,621
TOTAL LIABILITIES	91,590	45,631
SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value 23,755,321 issued and outstanding at September 30, 2021 18,296,511 shares issued and outstanding at June 30, 2021	23,756	18,297
Additional paid in capital	3,079,874	1,720,631
Subscriptions receivable	(20,000)	(10,500)
Accumulated deficit	(1,472,594)	(1,000,382)
TOTAL SHAREHOLDERS’ EQUITY	1,611,036	728,046
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,702,626	$773,677

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE PERIODS ENDED SEPTEMBER 30, 2020 AND 2021

(Expressed in US Dollars)

 (Unaudited)

	Three-Months Ended September 30, 2021	Three-Months Ended September 30, 2020

REVENUE
Consulting fees	$-	2,900
OPERATING EXPENSES
Advertising and promotion	58,879	15,170
Contractors and consultants	112,283	-
Interest and bank charges	3,098	815
Investor relations and shareholder communications	62,776	-
Legal and accounting	54,498	33,490
Management fees	77,500	25,500
Office and administration	7,377	1,195
Software subscription & platform costs	12,466
Subscriptions and dues	3,111	25
Transfer agent and filing fees	17,614	4,321
Travel, meals and entertainment	6,503	146
Wages and benefits	26,892	-
TOTAL OPERATING EXPENSES	442,997	80,662
LOSS FROM OPERATIONS	(442,997)	(77,762)

OTHER INCOME (EXPENSE)
Accretion expense	(29,215)	-
TOTAL OTHER INCOME (EXPENSE)	(29,215)	-
	(472,212)	$(77,762)
NET LOSS
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.02)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,335,634	8,203,039

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIODS ENDED SEPTEMBER 30, 2020 AND 2021

(Expressed in US Dollars)

 (Unaudited)

	Number of Shares	Common Shares Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2020	12,406,236	12,406	175,906	(24,500)	(77,202)	86,610
Shares issued for cash	500,000	500	24,500	22,500	-	47,500
Net loss for the period	-	-	-	-	(77,762)	(77,762)
Balance, September 30, 2020	12,906,236	$12,906	$200,406	$(2,000)	$(154,964)	$56,348

Balance, June 30, 2021	18,296,511	18,297	1,720,631	(10,500)	(1,000,382)	728,046
Shares issued for cash	5,458,810	5,459	1,359,243	(9,500)	-	1,355,202
Net loss for the period	-	-	-	-	(472,212)	(472,212)
Balance, September 30, 2021	23,755,321	$23,756	$3,079,874	$(20,000)	$(1,472,594)	$1,611,036

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED SEPTEMBER 30 2019 AND 2020

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(472,212)	$(77,762)
Items not affecting cash
Interest on short term debt	1,816	-
Accretion expense	29,215	-
Changes in non-cash working capital items:
Accounts receivable	300	(2,000)
Prepaid expenses	9,273	-
Accounts payable and accrued liabilities	14,928	(12,054)
NET CASH USED IN OPERATING ACTIVITIES	(416,680)	(91,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Software	(36,950)	(14,250)
NET CASH USED IN INVESTING ACTIVITIES	(36,950)	(14,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	1,355,202	47,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,355,202	47,500

NET INCREASE IN CASH	901,572	(58,566)
CASH AT BEGINNING OF THE PERIOD	583,015	81,872
CASH AT END OF THE PERIOD	$1,484,587	$23,306

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Expressed in US Dollars)

 (Unaudited)

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

The Company’s head office is at 8565 S. Eastern Ave. #150, Las Vegas, Nevada, 89123.

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the period presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to US GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s audited financial statements for the year ended June 30, 2021. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At September 30, 2021, the Company had a working capital surplus of $1,498,336 and has an accumulated deficit of $1,472,594. For the period ended September 30, 2021, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Basis of Preparation

The accompanying interim condensed financial statements have been prepared to present the balance sheet, the statement of operations and comprehensive loss, statement of changes in shareholders’ equity and statement of cash flows of the Company for the three-month period ended September 30, 2021 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at September 30, 2021, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three-month period ended September 30, 2021, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of September 30, 2021, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years and is not depreciated until it is available for use by the Company.

Leases

The Company determines if an arrangement is a lease at inception. Operating and financing right-of-use assets and lease liabilities are included on the balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future lease payments. Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset. The lease terms may include options to extend or terminate the lease is it is reasonably certain the Company will exercise that option. As at September 30, 2021, the Company had no leases.

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as at September 30, 2021. The carrying values of embedded conversion features not considered to be derivative instruments were determined by allocating the remaining carrying value of the convertible debt after deducting the estimated carrying value of the liability portion.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share. The Company had no dilutive securities for the three-month period ended September 30, 2021.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) did not or are not expected to have a material impact on the Company’s present or future financial statements.

NOTE 5 – SOFTWARE

Balance, June 30, 2020	$21,500
Additions	54,250
Depreciation	-
Balance, June 30, 2021	75,750
Additions	36,950
Depreciation	-
Balance, September 30, 2021	$112,700

As at September 30, 2021, the software is not in use and no depreciation has been recorded.

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

During the three-month period ended September 30, 2021, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, CFO, Secretary and Treasurer of the Company, for management fees of $45,000 (September 30, 2020 - $25,500) and net wages of $15,443 (September 30, 2020 - $Nil).

During the three-month period ended September 30, 2021, there were transactions incurred between the Company and Troy Wilkinson, Director and President of the Company, for management fees of $20,000 (September 30, 2020 - $Nil).

During the three-month period ended September 30, 2021, there were transactions incurred between the Company and Chris White, Director and CISO of the Company, for management fees of $12,500 (September 30, 2020 - $Nil) and net wages of $11,449 (September 30, 2020 - $Nil).

NOTE 7 – COMMON SHARES

Common Stock

At September 30, 2021, the Company’s authorized capital consisted of 50,000,000 of common shares with a $0.001 par value and 23,755,321 shares were issued and outstanding.

During the period ended September 30, 2021, the Company incurred the following transactions:

During the period ended September 30, 2021, the Company completed various private placements whereby a total of 5,458,810 common shares were issued at a price of $0.25 per share for a total value of $1,364,702. As at September 30, 2021, $20,000 of the subscriptions still remained receivable.

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

June 30, 2021
Stock price	$0.85 - $0.25
Risk-free interest rate	0.13%-0.17%
Expected life	2 Years
Expected dividend rate	0
Expected volatility	102.03% - 206.63%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2021	-	$-
Granted	3,014,246	0.25
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2021	3,014,246	$0.25

As at September 30, 2021, the weighted average remaining contractual life of warrants outstanding was 0.96 years with an intrinsic value of $0.25.

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

The carrying value of beneficial conversion feature not considered to be a derivative instrument was determined by allocating $5,912 for the intrinsic value of the conversion features from the remaining proceeds allocated to the convertible debt after deducting the amount allocated to the warrants. As such, there were no remaining proceeds available for allocating to the liability portion of the convertible debt. As at September 30,2021, the carrying value of this convertible debt was $32,627 (June 30, 2021 - $14,374) net of $20,618 unamortized discounts.

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

On April 28, 2021, the Company renegotiated the terms of the convertible debt in exchange for a new convertible debt in the principal amount of $33,508 at $30,741, with $2,767 original issue discount, for additional cash proceeds of $10,000 and surrender of the convertible note previously issued. In connection with the note, the Company issued 307,408 warrants exercisable at $0.25 per share, expiring on April 28, 2023. The warrants were calculated to have a relative fair value of $25,745. The convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days elapsed, is convertible at $0.10 per 1 common share, and matures on January 28, 2022. The terms of the new convertible debt were substantially different and deemed extinguished resulting in a gain of $18,682 recorded on extinguishment of convertible debt.

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

The carrying value of beneficial conversion features not considered to be derivative instruments was determined by allocating $4,255 for the intrinsic value of the conversion features from the remaining proceeds allocated to the convertible debt after deducting the amount allocated to the warrants. As such, there were no remaining proceeds available for allocating to the liability portion of the convertible debt. As at September 30, 2021, the carrying value of this convertible debt was $19,209 (June 30, 2021 - $8,247) net of $14,298 unamortized discounts.

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

NOTE 10 – INCOME TAXES

As of September 30, 2021, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $1,472,593 (June 30, 2020 - $1,000,382) for the three-months period ended September 30, 2021. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2041. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 11 – SUBSEQUENT EVENTS

On October 12, 2021, the first version of the Company’s threat intelligence application was commercially launched.

On October 15, 2021, the Company entered into a Consulting Agreement with North Equities Corp. (“North”), whereby the Company issued North 125,000 common shares in exchange for social media marketing services to be provided to the Company for a period of six months.

On October 28, 2021, the Company entered into a Debt Settlement Agreement with Lockett and Horwitz for a settlement of debt of $30,000 which will be settled by the issuance of $10,000 in cash, and 28,572 common shares of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

We were incorporated in the State of Nevada on September 6, 2019. Tego Cyber Inc. We have developed a cyber threat intelligence application that integrates with top end security platforms to gather, analyze, then proactively identify threats to an enterprise network. The Tego Guardian app takes in vetted and curated threat data and through a proprietary process compiles, analyzes, and delivers that data to an enterprise network in a format that is timely, informative and relevant. The first version of the Tego Guardian app integrates with the Splunk SIEM (Security Information and Event Management) platform. Splunk is a recognized industry leader in data analytics and has an established user base of over 15,000 enterprise clients including 90 of the Fortune 100 companies. The Tego Guardian app will be marketed as a value-add enhancement to an existing Splunk SIEM environment. Tego Guardian adds value by providing data enrichment: a detailed ‘who, what, when and where’ of any potential cyberthreat within an enterprise network environment. Other similar applications identify that something is ‘bad’ but do not provide any additional context, so it is up to the enterprise’s cybersecurity team to analyze the threat data to establish which threats need to be acted upon. It is then up to the enterprise’s cybersecurity team to analyze the threat data to establish which threats need to be acted upon. Tego Guardian automates this process thereby saving the enterprise time and money. The Tego Guardian app is now available to Splunk SIEM platform users via direct download through Splunk’s app store: splunkbase. Tego Cyber plans to develop future versions of the Tego Guardian app for integration with other leading SIEM platforms including Elastic, Devo, IBM QRadar, AT&T Cybersecurity, Exabeam and Google Chronical. The goal is to have a version of the Tego Guardian available for integration with these SIEM platforms within the next two years. For more information, please visit www.tegocyber.com.

Results of Operations for the three months ended September 30, 2021 and September 30, 2020

Revenues

We are in development stage and did not generate any revenue for the three months ended September 30, 2021 compared to $2,900 revenue for the three month period ended September 30, 2020. Our revenue in 2020 came from consulting services.

Operating Expenses

We incurred total operating expenses of $442,997 for the three months ended September 30, 2021 compared to $80,662 total operating expenses for the three month period ended September 30, 2020. All of these expenses related to the development of our threat intelligence application and administrative expenses.

Net Loss

We incurred a net loss of $472,212 for the three months ended September 30, 2021 compared to a net loss of $77,762 for the three month period ended September 30, 2020.

Liquidity and Capital Resources

As at September 30, 2021, we have a working capital surplus of $1,498,336, an accumulated net loss of $1,472,594 and have earned limited revenue to cover operating costs. We have $1,484,587 cash on hand and our burn rate is approximately $100,000 per month. Presently, our operations are being funded by funds raised through the sales of our common stock and we believe our current available capital resources are sufficient to sustain our operations for a minimum of one (1) year. We intend to fund future operations through equity financing arrangements. The ability for us to execute our business plan is dependent upon, among other things, obtaining additional financing to continue operations. In response to these issues, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the three months ended September 30, 2021, the cash flows used in our operating activities was $416,680 compared to $91,816 for the three months ended September 30, 2020.

Cash Flow from Investing Activities

For the three months ended September 30, 2021, the net cash used in investing activities was $36,950 compared to $14,250 for the three months ended September 30, 2020.

Cash Flow from Financing Activities

For the three months ended September 30, 2021, the net cash provided by financing activities was $1,355,202 compared to $47,500 for the three months ended September 30, 2020. The cash flow provided by financing activities is related to proceeds received from sales of our common stock.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the review of our financial statements for the three months ended September 30, 2021, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Harbourside CPA’s opinion to the subject matter of the disagreement.

In connection with our financial statements for the three months ended September 30, 2021, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Critical Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to US GAAP and have been consistently applied in the preparation of the financial statements.

Basis of Preparation

The accompanying financial statements have been prepared to present the statements of financial position, the statements of operations and comprehensive loss, statements of changes in shareholders’ deficit and cash flows for the three months ended September 30, 2021 and September 30, 2020, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable. During the three month period ended September 30, 2021, all of our cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, we extended credit based on an evaluation of the customer’s financial condition. We generally do not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three month period ended September 30, 2021, based on management’s best estimate of the amount of probable credit losses in accounts receivable. We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of September 30, 2021, there was no allowance for doubtful accounts and we do not have any off-balance-sheet credit exposure related to its customers.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Our financial instruments include cash, current receivables and payables. These financial instruments are measured at their respective fair values. The three levels are defined as follows:

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), was adopted by us as of September 6, 2019 (date of incorporation). Our revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. We applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As revenues are and have been primarily from consulting services, and we have no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on our accompanying financial statements for the cumulative impact of applying this new standard. We made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing consulting services under Topic 606 is recognized in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

-	executed contracts with our customers that it believes are legally enforceable;
-	identification of performance obligations in the respective contract;
-	determination of the transaction price for each performance obligation in the respective contract;
-	allocation of the transaction price to each performance obligation; and
-	recognition of revenue only when we satisfy each performance obligation.

These five elements as applied to our consulting and management services results in revenue recorded as services are provided.

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Foreign Currency Translation

Our functional and reporting currency is United States dollars (“USD”). We maintain our financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share. We had no dilutive securities for the three month period ended September 30, 2021.

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards. These changes become effective for our fiscal year beginning July 1, 2020. Early application is permitted. At this time, we do not expect this standard to affect our financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) did not or are not expected to have a material impact on our present or future financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the three month period ended September 30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are not required by current SEC rules to include an auditor’s attestation report. Our registered public accounting firm has not attested to Management’s reports on our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period July 1, 2021 to September 30, 2021, we completed various private placements whereby a total of 5,458,810 common shares were issued at a price of $0.25 per share for a total value of $1,364,702.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019	Previously filed with the SEC on September 21, 2020, as an exhibit to our S-1 Registration Statement
3.2	Bylaws	Previously filed with the SEC on September 21, 2020 as an exhibit to our S-1 Registration Statement.
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and CISTCK dated June 4, 2020	Previously filed with the SEC on October 27, 2020 as an exhibit to our amendment to our S-1 Registration Statement.
10.2	Compilation of Master Services Agreement between Company and IONnovate, LLC	Previously filed with the SEC on September 16, 2021 as an exhibit to Form 8-K.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: November 15, 2020	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

