Form 10-Q
period 2021-12-31
Tego Cyber, Inc.
filed 2022-02-14
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to . ____________

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

As of February 14, 2022, there were 25,096,044 shares of common stock issued and outstanding, par value $0.001 per share.

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

2

TEGO CYBER INC.

FORM 10-Q

DECEMBER 31, 2021

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Interim Condensed Balance Sheet	F-2
Interim Condensed Statement of Operations and Comprehensive Loss	F-3
Interim Condensed Statement of Changes in Shareholders’ Equity	F-4
Interim Condensed Statement of Cash Flows	F-5
Notes to Interim Condensed Financial Statements	F-6

TEGO CYBER INC.

INTERIM CONDENSED BALANCE SHEET

AS AT DECEMBER 31, 2021 AND JUNE 30, 2021

(Expressed in US Dollars)

(Unaudited)

	December 31, 2021	June 30, 2021
ASSETS
Current assets
Cash	$990,261	$583,015
Accounts receivable	1,150	1,450
Prepaid expenses	148,611	113,462
Total current assets	1,140,022	697,927
Computer equipment, net	854	-
Software	242,173	75,750
TOTAL ASSETS	$1,383,049	$773,677

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$17,068	$23,010
Convertible debts	-	22,621
TOTAL LIABILITIES	17,068	45,631
SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value 24,996,044 shares issued and outstanding at December 31, 2021 18,296,511 shares issued and outstanding at June 30, 2021	24,996	18,297
Additional paid in capital	3,377,599	1,720,631
Subscriptions receivable	-	(10,500)
Accumulated deficit	(2,036,614)	(1,000,382)
TOTAL SHAREHOLDERS’ EQUITY	1,365,981	728,046
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,383,049	$773,677

The accompanying notes are an integral part of these financial statements.

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE PERIODS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in US Dollars)

(Unaudited)

	3-Months Ended December 31, 2021	3-Months Ended December 31, 2020	6-Months Ended December 31, 2021	6-Months Ended December 31, 2020
REVENUE
Consulting fees	$1,050	$900	$1,050	$3,800

OPERATING EXPENSES
Adverting and promotion	31,404	4,375	90,283	19,545
Amortization	324	-	324	-
Contractors and consultants	127,968	-	240,251	-
Interest and bank charges	2,638	918	5,736	1,733
Insurance	6,920	-	6,920	-
Investor relations and shareholder communication	58,152	2,749	120,928	2,749
Legal and accounting	97,509	50,500	152,007	83,990
Management fees	50,000	31,000	127,500	56,500
Office and administration	(2,930)	1,163	4,447	2,250
Software subscription and platform costs	21,924	-	34,390	-
Subscriptions & dues	45	165	3,156	296
Transfer agent and filing fees	3,590	4,675	21,204	8,996
Travel, meals & entertainment	5,837	346	12,340	492
Wages & benefits	124,772	-	151,664	-
TOTAL OPERATING EXPENSES	528,153	95,891	971,150	176,551
LOSS FROM OPERATIONS	(527,103)	(94,991)	(970,100)	(172,751)
OTHER INCOME (EXPENSE)
Accretion expense	(36,917)	(12,511)	(66,132)	(12,511)
Financing fees	-	(11,484)	-	(11,484)
TOTAL OTHER INCOME (EXPENSE)	(36,917)	(23,995)	(66,132)	(23,995)
NET LOSS	$(564,020)	$(118,986)	$(1,036,232)	$(196,746)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.01)	$(0.05)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,387,699	12,926,758	20,763,618	12,872,693

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in US Dollars)

(Unaudited)

	Number of Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit		Total Shareholders' Equity
Balance, June 30, 2020	12,406,236	$12,406	$175,906	$(24,500)	$(77,202	) )	$86,610
Private placement	554,000	554	37,946	22,500	-		61,000
Shares issued as transaction costs for convertible debts	110,000	110	10,890	-	-		11,000
Equity portion of convertible debts	-	-	81,961	-	-		81,961
Warrants issued with convertible debts	-	-	46,898	-	-		46,898
Net loss for the year ended June 30, 2021	-	-	-	-	(196,746	) )	(196,746)
Balance, December 31, 2020	13,070,236	$13,070	$353,601	$(2,000)	$(273,948	) )	$90,723

Balance, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)		$728,046
Shares issued for cash	5,558,810	5,559	1,409,143	10,500	-		1,425,202
Shares issued for services	68,673	68	51,221	-	-		51,289
Shares issued for settlement of debt	937,151	937	92,778	-	-		93,715
Shares issued as prepaid expenses	134,899	135	103,826	-	-		103,961
Net loss for period	-	-	-	-	(1,036,232)		(1,036,232)
Balance, December 31, 2021	24,996,044	$24,996	$3,377,599	$-	$(2,036,614)		$1,365,981

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

(Expressed in US Dollars)

(Unaudited)

	Six-Months Ended December 31, 2021	Six-Months Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,036,232)	$(196,746)
Items not affecting cash
Amortization	324	-
Shares issued for services	51,289	-
Interest on short term debt	4,962	-
Accretion expense on convertible debts	66,132	12,511
Financing fees	-	11,484
Changes in non-cash working capital items:
Accounts receivable	300	(1,000)
Prepaid expenses	68,812	-
Accounts payable and accrued liabilities	(7,650)	16,287
NET CASH USED IN OPERATING ACTIVITIES	(852,063)	(157,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer equipment	(1,178)	-
Software	(164,715)	(24,250)
NET CASH USED IN INVESTING ACTIVITIES	(165,893)	(24,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	1,425,202	61,000
Proceeds from issuance of convertible debt	-	150,000
Convertible debt issuance costs	-	(15,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,425,202	196,000

NET INCREASE (DECREASE) IN CASH	407,246	14,286
CASH AT BEGINNING OF THE PERIOD	583,015	81,872
CASH AT END OF THE PERIOD	$990,261	$96,158

Non-cash investing and financing activities:
Software included in accounts payable and accrued liabilities	$1,708	$5,000
Shares issued for prepaid expenses	$103,961	$-
Shares issued for settlement of debt	$93,715	$-
Shares issued with convertible debt	$-	$11,000
Warrants issued with convertible debt	$-	$46,898
Equity portion of convertible debts	$-	$81,961

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Tego Cyber Inc. (the “Company”) was incorporated on September 6, 2019 in the State of Nevada. The Company was created to capitalize on the emerging cyber threat intelligence market. It has developed a cyber threat intelligence application that integrates with top end security platforms to gather, analyze, then proactively identify threats to an enterprise network. The Tego Guardian Threat Intelligence Platform takes in vetted and curated threat data and after utilizing a proprietary process, the platform compiles, analyzes, and then delivers that data to an enterprise network in a format that is timely, informative, and relevant. The threat data provides additional context including specific details needed to identify and counteract threats so that security teams can spend less time searching for disparate information. The first version of the application integrated with the widely accepted Splunk SIEM to provide real-time threat intelligence to macro enterprises using the Splunk architecture. The Company plans on developing future versions of the Tego Guardian app for integration with other established SIEM systems and platforms including: Elastic, IBM QRadar, AT&T Cybersecurity, Exabeam, and Google Chronical. The Company also offer advanced cybersecurity consulting services including vulnerability assessments, penetration testing, vCISO services, dark web monitoring, cybersecurity policy creation and employee training.

The Company’s head office is at at 8565 S. Eastern Ave. #150, Las Vegas, Nevada, 89123.

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to US GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s audited financial statements for the year ended June 30, 2021. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At December 31, 2021, the Company had a working capital surplus of $1,122,954 and has an accumulated deficit of $2,036,614. For the period ended December 31, 2021, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Basis of Preparation

The accompanying interim condensed financial statements have been prepared to present the balance sheet, the statement of operations and comprehensive loss, statement of changes in shareholders’ equity and statement of cash flows of the Company for the six month period ended December 31, 2021, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at December 31, 2021, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the six month period ended December 31, 2021, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of December 31, 2021, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

For cash, accounts receivable, accounts payable and due to related parties, it is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as at December 31, 2021. The carrying values of embedded conversion features not considered to be derivative instruments were determined by allocating the remaining carrying value of the convertible debt after deducting the estimated carrying value of the liability portion.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share. The Company had no dilutive securities for the three-month and six-month period ended December 31, 2021.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) did not or are not expected to have a material impact on the Company's present or future financial statements.

NOTE 5 – SOFTWARE

Balance, June 30, 2020	$21,500
Additions	54,250
Depreciation	-
Balance, June 30, 2021	75,750
Additions	166,423
Depreciation	-
Balance, December 31, 2021	$242,173

As at December 31, 2021, the software is not in use and no depreciation has been recorded.

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

During the six-month period ended December 31, 2021, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, CFO, Secretary and Treasurer of the Company, for management fees of $45,000 (December 31, 2020 - $56,500) and net wages of $43,505 (December 31, 2020 - $Nil).

During the six-month period ended December 31, 2021, there were transactions incurred between the Company and Troy Wilkinson, Director and President of the Company, for management fees of $70,000 (December 31, 2020 - $Nil).

During the six-month period ended December 31, 2021, there were transactions incurred between the Company and Chris White, Director and CISO of the Company, for management fees of $12,500 (December 31, 2020 - $Nil) and net wages of $24,511 (December 31, 2020 - $Nil).

NOTE 7 – COMMON SHARES

Common Stock

At December 31, 2021, the Company’s authorized capital consisted of 50,000,000 of common shares with a $0.001 par value and 24,996,044 shares were issued and outstanding.

During the six-month period ended December 31, 2021, the Company incurred the following transactions:

During the six-month period ended December 31, 2021, the Company completed various private placements whereby a total of 5,458,810 common shares were issued at a price of $0.25 and 100,000 common shares were issued at a price of $0.50 per share for a total value of $1,425,202.

During the six-month period ended December 31, 2021, the Company issued 68,673 common shares for services valued at $51,289.

During the six-month period ended December 31, 2021, the Company issued 134,899 common shares valued at $103,961 for prepaid contractor and consultant expenses.

On December 31, 2021, the Company issued 937,151 common shares for the conversion of debt at a conversion price of $0.10 per share for a total value of $93,715. (Note 8)

During the six-month period ended December 31, 2020, the Company incurred the following transactions:

During the period from July 2, 2020 to July 31, 2020, the Company completed various private placements whereby a total of 500,000 common shares were issued at a price of $0.05 per share for a total value of $25,000.

During the period from November 24, 2020 to December 11, 2020, the Company completed various private placements whereby a total of 54,000 common shares were issued at a price of $0.25 per share for a total value of $13,500.

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

June 30, 2021
Stock price	$0.85 - $0.25
Risk-free interest rate	0.13%-0.17%
Expected life	2 Years
Expected dividend rate	0
Expected volatility	102.03% - 206.63%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2020	-	$-
Granted	3,014,246	0.25
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2021 and December 31, 2021	3,014,246	$0.25

As at December 31, 2021, the weighted average remaining contractual life of warrants outstanding was 0.71 years with an intrinsic value of $0.25.

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

On December 31, 2021 the outstanding balance of the convertible debt and accrued interest was converted in exchange for 583,936 common shares at a conversion price of $0.10 per share for a total value of $58,394. As at December 31, 2021, the carrying value of this convertible debt was $nil (June 30, 2021 - $14,374).

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

On December 31, 2021 the outstanding balance of the convertible debt and accrued interest was converted in exchange for 353,215 common shares at a conversion price of $0.10 per share for a total value of $35,322. As at December 31, 2021, the carrying value of this convertible debt was $nil (June 30, 2021 - $8,247).

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

NOTE 10 – INCOME TAXES

As of December 31, 2021, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $1,709,060 for the six month period ended December 31, 2021 (June 30, 2021 - $741,817). The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2041. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 11 – SUBSEQUENT EVENTS

On January 1, 2022 the Company issued 100,000 common shares to a consultant at a price of $0.65 per share for a total value of $65,000.

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

Results of Operations for the three months ended December 31, 2021 and December 31, 2020

Revenues

We are in development stage and only generated $1,050 in consulting revenue for the three month period ended December 31, 2021 compared to $900 consulting revenue for the three month period ended December 31, 2020.

Operating Expenses

We incurred total operating expenses of $528,153 for the three month period ended December 31, 2021 compared to $95,891 total operating expenses for the three month period ended December 31, 2020. All of these expenses related to the development of our threat intelligence application and administrative expenses.

Net Loss

We incurred a net loss of $564,020 for the three month period ended December 31, 2021 compared to a net loss of $118,986 for the three month period ended December 31, 2020.

Results of Operations for the six months ended December 31, 2021 and December 31, 2020

Revenues

We are in development stage and only generated $1,050 in consulting revenue for the six month period ended December 31, 2021 compared to $3,800 consulting revenue for the six month period ended December 31, 2020.

Operating Expenses

We incurred total operating expenses of $970,100 for the six month period ended December 31, 2021 compared to $172,751 total operating expenses for the six month period ended December 31, 2020. All of these expenses related to the development of our threat intelligence application and administrative expenses.

Net Loss

We incurred a net loss of $1,036,232 for the six month period ended December 31, 2021 compared to a net loss of $196,746 for the six month period ended December 31, 2020.

Liquidity and Capital Resources

As at December 31, 2021, we have a working capital surplus of $1,122,954, an accumulated net loss of $2,036,614 and have earned limited revenue to cover operating costs. We have $990,261 cash on hand and our burn rate is approximately $100,000 per month. Presently, our operations are being funded by funds raised through the sales of our common stock and we believe our current available capital resources are sufficient to sustain our operations for a minimum of nine months. We intend to fund future operations through equity financing arrangements. The ability for us to execute our business plan is dependent upon, among other things, obtaining additional financing to continue operations. In response to these issues, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the six months ended December 31, 2021, the cash flows used in our operating activities was $852,063 compared to $157,464 for the six months ended December 31, 2020.

Cash Flow from Investing Activities

For the six months ended December 31, 2021, the net cash used in investing activities was $165,893 compared to $24,250 for the six months ended December 31, 2020.

Cash Flow from Financing Activities

For the six months ended December 31, 2021, the net cash provided by financing activities was $1,425,202 compared to $196,000 for the six months ended December 31, 2020. The cash flow provided by financing activities is related to proceeds received from sales of our common stock.

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

Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the review of our financial statements for the six months ended December 31, 2021, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Harbourside CPA’s opinion to the subject matter of the disagreement.

In connection with our financial statements for the six months ended December 31, 2021, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the statements of financial position, the statements of operations and comprehensive loss, statements of changes in shareholders’ deficit and cash flows for the six months ended December 31, 2021 and December 31, 2020, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable. During the six month period ended December 31, 2021, all of our cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, we extended credit based on an evaluation of the customer’s financial condition. We generally do not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the six month period ended December 31, 2021, based on management’s best estimate of the amount of probable credit losses in accounts receivable. We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of December 31, 2021, there was no allowance for doubtful accounts and we do not have any off-balance-sheet credit exposure related to its customers.

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share. We had no dilutive securities as of December 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the six month period ended December 31, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are not required by current SEC rules to include an auditor's attestation report. Our registered public accounting firm has not attested to Management's reports on our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended December 31, 2021, the Company completed various private placements whereby a total of 5,458,810 common shares were issued at a price of $0.25 and 100,000 common shares were issued at a price of $0.50 per share for a total value of $1,425,202.

During the six-month period ended December 31, 2021, the Company issued 68,673 common shares for services valued at $51,289.

During the six-month period ended December 31, 2021, the Company issued 134,899 common shares valued at $103,961 for prepaid contractor and consultant expenses.

During the six month period ended December 31, 2021, the Company issued 937,151 common shares for the conversion of debt at a conversion price of $0.10 per share for a total value of $93,715.

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

Tego Cyber Inc.

Date: February 14, 2022	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

DebtDisclosureTextBlock