Form 10-K/A
period 2021-06-30
Tego Cyber, Inc.
filed 2022-05-02
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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

EXPLANATORY NOTE

Tego Cyber Inc. is filing this Amendment No. 1 on Form 10-K/A for the period ended June 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021(the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-K/A is to (i) include the required auditors' report covering the Company’s June 30, 2020 year-end financial statements, and (ii) is to amend the disclosures contained in Item 9A - Controls and Procedures as provided in the Original Filing, and expand the disclosures to explain why Company controls and procedures are ineffective and management's plans for their remediation.  For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of September 28, 2021, the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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

2

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Tego Cyber Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tego Cyber Inc. (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year June 30, 2021 then ended and for the period from September 6, 2019 (date of inception) to June 30, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the year and period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Explanatory Paragraph Regarding Going Concern

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

/s/ HARBOURSIDE CPA LLP

(formerly Buckley Dodds LLP)

Vancouver, Canada

September 28, 2021

We have served as the Company’s auditor since July 2020.

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

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

JUNE 30, 2021

(Expressed in US Dollars)

	Number of Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholders' Equity
Balance, September 6, 2019 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	8,000,000	8,000	-	-	-	8,000
Shares issued for services	1,000,000	1,000	9,000	-	-	10,000
Shares issued for cash	3,406,236	3,406	166,906	(24,500)	-	145,812
Net loss for period ended June 30, 2020	-	-	-	-	(77,202)	(77,202)
Balance, June 30, 2020	12,406,236	$12,406	$175,906	$(24,500)	$(77,202)	$86,610

Shares issued for cash	5,041,190	5,042	1,155,256	14,000	-	1,174,298
Shares issued for services	299,752	300	74,638	-	-	74,938
Shares issued as prepaid expenses	300,248	300	74,762	-	-	75,062
Shares issued for settlement of debt	51,085	51	38,449	-	-	38,500
Shares issued as transaction costs for convertible debts	198,000	198	32,802	-	-	33,000
Equity portion of convertible debts	-	-	10,167	-	-	10,167
Warrants issued with convertible debts	-	-	158,651	-	-	158,651
Net loss for the year ended June 30, 2021	-	-	-	-	(923,180)	(923,180)
	-
Balance, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)	$728,046

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

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel:  We do not employ a full time Chief Financial Officer. Shannon Wilkinson serves as both Chief Executive Officer and Chief Financial Officer. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the year ended June 30, 2021, in accordance with GAAP. During 2022, the Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

Audit Committee: We do not yet have an audit committee, and we lack a financial expert. During 2022-2023, the Board expects to appoint an Audit Committee and to identify a committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tego Cyber Inc.

Date: May 2, 2022	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

