Form 10-Q/A
period 2021-12-31
Tego Cyber, Inc.
filed 2022-05-02
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Tego Cyber Inc. is filing this Amendment No. 1 on Form 10-Q/A for the period ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2022 (the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-Q/A is to amend the disclosures contained in Item 4 - Controls and Procedures as provided in the Original Filing, and expand the disclosures to explain why Company controls and procedures are ineffective and management's plans for their remediation.  For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of February 14, 2022, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date.

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

Item 4. Controls and Procedures.

(a)Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2021 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel:  We do not employ a full time Chief Financial Officer. Shannon Wilkinson serves as both Chief Executive Officer and Chief Financial Officer. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three and six months ended December 31, 2021, in accordance with GAAP. During 2022, the Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

Audit Committee: We do not yet have an audit committee, and we lack a financial expert. During 2022-2023, the Board expects to appoint an Audit Committee and to identify a committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

(b) Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

(c) Changes in Internal Control over Financial Reporting

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

