Form 10-Q
period 2022-03-31
Tego Cyber, Inc.
filed 2022-05-16
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to . ____________

Commission File Number 000-56370

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

As of March 16, 2022, there were 25,096,044 shares of common stock issued and outstanding, par value $0.001 per share.

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

MARCH 31, 2022

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Interim Condensed Balance Sheet	F-2
Interim Condensed Statement of Operations and Comprehensive Loss	F-3
Interim Condensed Statement of Changes in Shareholders’ Equity	F-4
Interim Condensed Statement of Cash Flows	F-5
Notes to Interim Condensed Financial Statements	F-6

TEGO CYBER INC.

INTERIM CONDENSED BALANCE SHEET

AS AT MARCH 31, 2022 AND JUNE 30, 2021

(Expressed in US Dollars)

(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current assets
Cash	$522,800	$583,015
Accounts receivable	1,150	1,450
Prepaid expenses	138,098	113,462
Total current assets	662,048	697,927
Computer equipment, net	2,939	-
Software	319,400	75,750
TOTAL ASSETS	$984,387	$773,667

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$31,275	$23,010
Convertible debts	-	22,621
TOTAL LIABILITIES	31,275	45,631
SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value 25,108,044 shares issued and outstanding at March 31, 2022 18,296,511 shares issued and outstanding at June 30, 2021	25,108	18,297
Additional paid in capital	3,836,136	1,720,631
Subscriptions receivable	-	(10,500)
Accumulated deficit	(2,908,132)	(1,000,382)
TOTAL SHAREHOLDERS’ EQUITY	953,112	728,046
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$984,387	$773,677

The accompanying notes are an integral part of these financial statements.

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE PERIODS ENDED MARCH 31, 2022 AND 2021

(Expressed in US Dollars)

(Unaudited)

	3-Months Ended March 31, 2022	3-Months Ended March 31, 2021	9-Months Ended March 31, 2022	9-Months Ended March 31, 2021
REVENUE
Consulting fees	$-	$900	$1,050	$4,700
Subscription services	2,500	-	2,500	-
	2,500	900	3,550	4,700

OPERATING EXPENSES
Adverting and promotion	30,407	11,062	120,690	30,607
Amortization	1,238	-	1,562	-
Contractors and consultants	159,562	3,400	399,813	3,400
Interest and bank charges	346	3,814	6,082	5,547
Insurance	-	-	6,920	-
Investor relations and shareholder communication	59,136	2,749	180,064	5,498
Legal and accounting	45,435	17,820	197,442	101,810
Management fees	29,250	49,500	156,750	106,000
Office and administration	232	1,107	6,770	3,357
Share based compensation	386,449	-	386,449	-
Software subscription and platform costs	19,348	-	53,738	-
Subscriptions and dues	176	283	3,331	579
Transfer agent and filing fees	10,805	35,250	32,009	44,246
Travel, meals and entertainment	8,434	750	20,775	1,242
Wages and benefits	121,110	-	272,773	-
TOTAL OPERATING EXPENSES	874,018	125,735	1,845,168	302,286
LOSS FROM OPERATIONS	(871,518)	(124,835)	(1,841,618)	(297,586)
OTHER INCOME (EXPENSE)
Accretion expense	-	(59,213)	(66,132)	(71,724)
Financing fees	-	(15,482)	-	(26,966)
TOTAL OTHER INCOME (EXPENSE)	-	(74,695)	(66,132)	(98,690)
NET LOSS	$(871,518)	$(199,530)	$(1,907,750)	$(396,276)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.02)	$(0.09)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,412,280	13,152,503	22,440,139	12,964,601

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIODS ENDED MARCH 31, 2022 AND 2021

(Expressed in US Dollars)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholder’s Equity
Balance, June 30, 2020	12,406,236	$12,406	$175,906	$(24,500)	$(77,202)	$86,610
Private placement	696,000	696	73,304	16,500	-	90,500
Shares issued for services	100,000	100	24,900	-		25,000
Shares issued as transaction costs for convertible debts	198,000	198	32,802	-	-	33,000
Equity portion of convertible debts	-	-	124,453	-	-	124,453
Warrants issued with convertible debts	-	-	88,818	-	-	88,818
Net loss for period	-	-	-	-	(396,276)	(396,276)
Balance, March 31, 2021	13,400,236	$13,400	$520,183	$(8,000)	$(473,478)	$52,105

Balance, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)	$728,046
Shares issued for cash	5,558,810	5,559	1,409,143	10,500	-	1,425,202
Shares issued for services	179,550	180	132,578	-	-	132,758
Shares issued for settlement of convertible debt	937,151	937	92,778	-	-	93,715
Shares issued as prepaid expenses	136,022	135	94,557	-	-	94,692
Share based compensation	-	-	386,449	-	-	386,449
Net loss for period	-	-	-	-	(1,907,750)	(1,907,750)
Balance, March 31, 2022	25,108,044	$25,108	$3,836,136	$-	$(2,908,132)	$953,112

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED MACRH 31, 2022 AND MARCH 31, 2021

(Expressed in US Dollars)

(Unaudited)

	9-Months Ended March 31, 2022	9-Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,907,750)	$(396,276)
Items not affecting cash
Accretion expense on convertible debts	66,132	71,725
Amortization	1,562	-
Financing fees	-	26,965
Interest on short term debt	4,962	-
Shares issued for services	132,757	25,000
Shares based compensation	386,449
Changes in non-cash working capital items:
Accounts receivable	300	(1,000)
Prepaid expenses	70,057	-
Accounts payable and accrued liabilities	8,265	16,336
Due to related parties	-	(1,358)
NET CASH USED IN OPERATING ACTIVITIES	(1,237,266)	(258,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of computer equipment	(4,501)	-
Acquisition of software	(243,650)	(39,250)
NET CASH USED IN INVESTING ACTIVITIES	(248,151)	(39,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	1,425,202	74,000
Proceeds from convertible debt	-	260,000
Convertible debt issuance costs	-	(28,250)
Collection of subscription receivable	-	16,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,425,202	322,250

NET INCREASE (DECREASE) IN CASH	(60,215)	24,392
CASH AT BEGINNING OF THE PERIOD	583,015	81,872
CASH AT END OF THE PERIOD	$522,800	$106,264

Non-cash investing and financing activities:
Software included in accounts payable and accrued liabilities	$-	$5,000
Shares issued for prepaid expenses	$94,693	$-
Shares issued with convertible debt	$-	$33,000
Warrant issued with convertible debt	$-	$88,818
Equity portion of convertible debts	$-	$124,453

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to US GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited interim condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s audited financial statements for the year ended June 30, 2021. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At March 31, 2022, the Company had a working capital surplus of $630,773 and has an accumulated deficit of $2,908,132. For the period ended March 31, 2022, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Basis of Preparation

The accompanying interim condensed financial statements have been prepared to present the balance sheet, the statement of operations and comprehensive loss, statement of changes in shareholders’ equity and statement of cash flows of the Company for the nine-month period ended March 31, 2022 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at March 31, 2022, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the nine-month period ended March 31, 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of March 31, 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as at the period ended. The carrying values of embedded conversion features not considered to be derivative instruments were determined by allocating the remaining carrying value of the convertible debt after deducting the estimated carrying value of the liability portion.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share. The Company had no dilutive securities for the three-month and nine-month period ended March 31, 2022.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) did not or are not expected to have a material impact on the Company’s present or future financial statements.

NOTE 5 – SOFTWARE

Balance, June 30, 2020	$21,500
Additions	54,250
Depreciation	-
Balance, June 30, 2021	75,750
Additions	243,650
Depreciation	-
Balance, March 31, 2022	$319,400

As at March 31, 2022, the software is not yet being used or generating revenue and therefore no depreciation has been recorded.

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

F-9

1425202

During the nine month period ended March 31, 2022, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, CFO, Secretary and Treasurer of the Company, for management fees and contractor fees for a total of $66,500 (March 31, 2021 - $81,000) and net wages of $34,099 (March 31, 2021 - $Nil).

During the nine month period ended March 31, 2022, there were transactions incurred between the Company and Troy Wilkinson, Director and President of the Company, for management fees and contractor fees for a total of $107,500 (March 31, 2021 - $Nil).

During the nine month period ended March 31, 2021, there were transactions incurred between the Company and Chris White, Director and CISO of the Company, for management fees of $12,500 (March 31, 2021 - $Nil) and net wages of $25,620 (March 31, 2021 - $Nil).

NOTE 7 – COMMON SHARES

Common Stock

At March 31, 2022, the Company’s authorized capital consisted of 50,000,000 of common shares with a $0.001 par value and 25,108,044 shares were issued and outstanding.

During the nine month period ended March 31, 2022, the Company incurred the following transactions:

During the nine month period ended March 31, 2022, the Company completed various private placements whereby a total of 5,458,810 common shares were issued at a price of $0.25 and 100,000 common shares were issued at a price of $0.50 per share for a total value of $1,425,202.

On October 15, 2021, the Company issued 125,000 common shares at a price of $0.80 per share for prepaid marketing services valued at $100,000. During the nine month period ended March 31, 2022, $75,138 was amortized and recorded as advertising and promotion expenses.

On October 28, 2021, the Company issued 28,572 common shares at a price of $0.70 per share for legal services valued at $20,000.

On December 8, 2021, the Company issued 50,000 common shares at a price of $0.71 per share for prepaid consulting services valued at $35,250. During the nine month period ended March 31, 2022, $14,526 was amortized and recorded as consulting expenses.

On December 31, 2021, the Company issued 937,151 common shares for the conversion of debt at a conversion price of $0.10 per share for a total value of $93,715. (Note 8)

On January 1, 2022, the Company issued 100,000 common shares at a price of $0.65 per share for prepaid consulting services valued at $65,000. During the nine month period ended March 31, 2022, $15,893 was amortized and recorded as consulting expenses.

On March 25, 2022, the Company issued 12,000 common shares at a price of $0.60 per share for services valued at $7,200.

During the nine month period ended March 31, 2021, the Company incurred the following transactions:

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

The following is a continuity schedule for the Company’s outstanding warrants:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2021	3,014,246	$0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2022	3,014,246	$0.25

Stock Options

On December 8, 2021, the Board of Directors of the Company approved the adoption of the 2021 Equity Compensation Plan (the “Equity Compensation Plan”) to provide employees, certain consultants and advisors who perform services for the Company, and non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards.

During the nine month period ended March 31, 2022 the Company issued a total of 6,000,000 non-qualified stock options (the “options”) to directors, officers and certain key consultants. The options are subject to the terms and conditions of the Equity Compensation Plan. All granted options are subject to a five-year vesting schedule equal to 20% per year starting on the 1st day of each year following the effective date. All options have an exercise price of $0.65 which was the closing price of the Company’s common stock on the day the day grant. As of March 31, 2022 none of the options had vested.

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted average exercise price
Outstanding, June 30, 2021	-	USD	-
Granted	6,000,000	USD	0.65
Exercised	-	USD	-
Cancelled	-	USD	-
Outstanding, March 31, 2021	6,000,000	USD	0.65

As at March 31, 2022, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price		Weighted Average Life (years)	Expiry Date
January 3, 2022	125,000	-	USD	0.65	9.77	January 3, 2032
January 4, 2022	5,875,000	-	USD	0.65	9.77	January 4, 2032
Total	6,000,000	-	USD	0.65	9.77

During the period ended March 31, 2022, the Company recorded $386,449 as share-based compensation.

The fair value of the options granted during the nine month period ended March 31, 2022 was estimated on the date of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	106.83%
Expected option life (years)	10
Risk-free interest rate (10-year U.S. treasury yield)	1.63 - 1.66%
Expected dividend yield	0%

Performance Stock Units

On December 8, 2021, the Board of Directors of the Company approved the adoption of the 2021 Equity Compensation Plan (the “Equity Compensation Plan”) to provide employees, certain consultants and advisors who perform services for the Company, and non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards.

During the nine month period ended March 31, 2022 the Company issued a total of 4,000,000 performance stock units (“performance units”) to directors, officers and certain key consultants. The performance units are subject to the terms and conditions of the Equity Compensation Plan. The performance units will be earned and vest upon reaching certain market capitalization goals during the performance period ending on December 31, 2026. As of March 31, 2022, none of the performance stock units had vested and $Nil share-based compensation expense was recorded.

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2021	-	$-
Granted	4,000,000	-
Released	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2022	4,000,000	$-

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

On December 31, 2021 the outstanding balance of the convertible debt and accrued interest was converted in exchange for 583,936 common shares at a conversion price of $0.10 per share for a total value of $58,394. As at March 21, 2022, the carrying value of this convertible debt was $nil (June 30, 2021 - $14,374).

(b)

On November 10, 2020, the Company issued a convertible debt in the principal amount of $20,000 in exchange for cash. The convertible debt is unsecured, bears interest at 8% per annum compounded on the basis of a 365-day year and actual days lapsed, is convertible at $0.10 per 1 common share, and has a maturity date of May 10, 2021. The carrying value of beneficial conversion features not considered to be derivative instruments were determined by allocating the intrinsic value of the conversion features from proceeds. As a result, total proceeds of $20,000 were allocated to the beneficial conversion feature, recorded as equity portions of convertible debt and there were no remaining proceeds available for allocation to the liability portion of the convertible debt. The convertible debt was discounted by the amounts allocated to the conversion features.

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

On December 31, 2021 the outstanding balance of the convertible debt and accrued interest was converted in exchange for 353,215 common shares at a conversion price of $0.10 per share for a total value of $35,321. As at March 31, 2022, the carrying value of this convertible debt was $nil (June 30, 2021 - $8,247).

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

NOTE 10 – INCOME TAXES

As of March 31, 2022, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $2,552,102 for the nine month period ended March 31, 2022 (June 30, 2021 - $741,817). The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2041. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

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

Results of Operations for the three months ended March 31, 2022 and March 31, 2021

Revenues

We are in development stage and only generated $2,500 total revenue for the three month period ended March 31, 2022 compared to $900 for the three month period ended March 31, 2021.

Operating Expenses

We incurred total operating expenses of $874,018 for the three month period ended March 31, 2022 compared to $125,735 total operating expenses for the three month period ended March 31, 2021. All of these expenses are related to the development and commercialization of our threat intelligence application and administrative expenses. The increase in operating expenses is primarily related to an increase in share based compensation expense, contractor and consultant expenses, and wages and benefits expenses.

Net Loss

We incurred a net loss of $871,518 for the three month period ended March 31, 2022 compared to a net loss of $199,530 for the three month period ended March 31, 2021.

Results of Operations for the nine months ended March 31, 2022 and March 31, 2021

Revenues

We are in development stage and only generated $3,550 in total revenue for the nine month period ended March 31, 2022 compared to $4,700 total revenue for the nine month period ended March 31, 2021.

Operating Expenses

We incurred total operating expenses of $1,845,168 for the nine month period ended March 31, 2022 compared to $302,286 total operating expenses for the nine month period ended March 31, 2021. All of these expenses related to the development and commercialization of our threat intelligence application and administrative expenses. The increase in operating expenses is primarily related to an increase in share based compensation expense, contractor and consultant expenses, investor relations and shareholder communication, and wages and benefits expenses.

Net Loss

We incurred a net loss of $1,907,750 for the nine month period ended March 31, 2022 compared to a net loss of $396,276 for the nine month period ended March 31, 2021.

Liquidity and Capital Resources

As at March 31, 2022, we have a working capital surplus of $630,773, an accumulated net loss of $2,908132 and have earned limited revenue to cover operating costs. We have $522,800 cash on hand and our burn rate is approximately $120,000 per month. Presently, our operations are being funded by funds raised through the sales of our common stock and we believe our current available capital resources are sufficient to sustain our operations for a minimum of five months. We intend to fund future operations through equity financing arrangements. The ability for us to execute our business plan is dependent upon, among other things, obtaining additional financing to continue operations. In response to these issues, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the nine months ended March 31, 2022, the net cash flows used in our operating activities was $1,237,266 compared to $258,608 for the nine months ended March 31, 2021.

Cash Flow from Investing Activities

For the nine months ended March 31, 2022, the net cash used in investing activities was $248,151 compared to $39,250 for the nine months ended March 31, 2021.

Cash Flow from Financing Activities

For the nine months ended March 31, 2022, the net cash provided by financing activities was $1,425,202 compared to $322,250 for the nine months ended March 31, 2021. The cash flow provided by financing activities is related to proceeds received from sales of our common stock.

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

Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the review of our financial statements for the nine months ended March 31, 2022, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Harbourside CPA’s opinion to the subject matter of the disagreement.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the statements of financial position, the statements of operations and comprehensive loss, statements of changes in shareholders’ deficit and cash flows for the nine months ended March 31, 2022 and March 31, 2021, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable. During the nine month period ended March 31, 2022, all of our cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, we extended credit based on an evaluation of the customer’s financial condition. We generally do not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the nine month period ended March 31, 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of March 31, 2022, there was no allowance for doubtful accounts and we do not have any off-balance-sheet credit exposure related to its customers.

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share. We had no dilutive securities as of March 31, 2022.

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

Item 4. Controls and Procedures.

•	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2022 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel: We do not employ a full time Chief Financial Officer. Shannon Wilkinson serves as President and Chief Executive Officer. We recently appointed Dr. Earl Johnson as Chief Financial Officer. He initially will be employed on a part-time basis until our operations warrant a full time CFO. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three and nine months ended March 31, 2022, in accordance with GAAP. The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

Audit Committee: We do not yet have an audit committee, and we lack a financial expert. During 2022-2023, the Board expects to appoint an Audit Committee and to identify a committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

•	Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2022.

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

•	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the nine month period ended March 31, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended March 31, 2022, the Company completed various private placements whereby a total of 5,458,810 common shares were issued at a price of $0.25 and 100,000 common shares were issued at a price of $0.50 per share for a total value of $1,425,202.

On October 15, 2021, the Company issued 125,000 common shares at a price of $0.80 per share for prepaid marketing services valued at $100,000. During the nine month period ended March 31, 2022, $75,138 was amortized and recorded as advertising and promotion expenses.

On October 28, 2021, the Company issued 28,572 common shares at a price of $0.70 per share for legal services valued at $20,000.

On December 8, 2021, the Company issued 50,000 common shares at a price of $0.71 per share for prepaid consulting services valued at $35,250. During the nine month period ended March 31, 2022, $14,526 was amortized and recorded as consulting expenses.

On December 31, 2021, the Company issued 937,151 common shares for the conversion of debt at a conversion price of $0.10 per share for a total value of $93,715. (Note 8)

On January 1, 2022, the Company issued 100,000 common shares at a price of $0.65 per share for prepaid consulting services valued at $65,000. During the nine month period ended March 31, 2022, $15,893 was amortized and recorded as consulting expenses.

On March 25, 2022, the Company issued 12,000 common shares at a price of $0.60 per share for services valued at $7,200.

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

Tego Cyber Inc.

Date: May 16, 2022	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: May 16, 2022	By:	/s/ Earl R. Johnson
Earl R. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)

