Form 10-Q/A
period 2022-03-31
Tego Cyber, Inc.
filed 2022-11-01
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

Tego Cyber Inc. is filing this Amendment No. 2 on Form 10-Q/A for the period ended March 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2022 (the “Original Filing”), as amended October 21, 2022 (the “First Amendment”).

This Amendment No.2 on Form 10-Q/A is being filed to amend the First Amendment and Original Filing to correct the inadvertent  omission of share-based compensation expense in the Statement of Operations and Comprehensive Loss relating to the accounting treatment of the Company’s performance stock units which were granted during the fiscal quarter ended March 31, 2022.

For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of May 16, 2022, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

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

TEGO CYBER INC.

INTERIM CONDENSED BALANCE SHEET

AS AT MARCH 31, 2022 AND JUNE 30, 2021

(Expressed in US Dollars)

(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current assets
Cash	$522,800	$583,015
Accounts receivable	1,150	1,450
Prepaid expenses	138,098	113,462
Total current assets	662,048	697,927
Computer equipment, net	2,939	-
Software	319,400	75,750
TOTAL ASSETS	$984,387	$773,677

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$31,275	$23,010
Convertible debts	-	22,621
TOTAL LIABILITIES	31,275	45,631
SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value 25,108,044 shares issued and outstanding at March 31, 2022 18,296,511 shares issued and outstanding at June 30, 2021	25,108	18,297
Additional paid in capital	3,896,834	1,720,631
Subscriptions receivable	-	(10,500)
Accumulated deficit	(2,968,830)	(1,000,382)
TOTAL SHAREHOLDERS’ EQUITY	953,112	728,046
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$984,387	$773,677

The accompanying notes are an integral part of these financial statements.

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE PERIODS ENDED MARCH 31, 2022 AND 2021

(Expressed in US Dollars)

(Unaudited)

	3-Months Ended March 31, 2022	3-Months Ended March 31, 2021	9-Months Ended March 31, 2022	9-Months Ended March 31, 2021
REVENUE
Consulting fees	$-	$900	$1,050	$4,700
Subscription services	2,500	-	2,500	-
	2,500	900	3,550	4,700

OPERATING EXPENSES
Adverting and promotion	30,407	11,062	120,690	30,607
Amortization	1,238	-	1,562	-
Contractors and consultants	159,562	3,400	399,813	3,400
Interest and bank charges	346	3,814	6,082	5,547
Insurance	-	-	6,920	-
Investor relations and shareholder communication	59,136	2,749	180,064	5,498
Legal and accounting	45,435	17,820	197,442	101,810
Management fees	29,250	49,500	156,750	106,000
Office and administration	232	1,107	6,770	3,357
Share based compensation	447147	-	-	447147
Software subscription and platform costs	19,348	-	53,738	-
Subscriptions and dues	176	283	3,331	579
Transfer agent and filing fees	10,805	35,250	32,009	44,246
Travel, meals and entertainment	8,434	750	20,775	1,242
Wages and benefits	121,110	-	272,773	-
TOTAL OPERATING EXPENSES	934,716	125,735	1,905,866	302,286
LOSS FROM OPERATIONS	(932,216)	(124,835)	(1,902,316)	(297,586)
OTHER INCOME (EXPENSE)
Accretion expense	-	(59,213)	(66,132)	(71,724)
Financing fees	-	(15,482)	-	(26,966)
TOTAL OTHER INCOME (EXPENSE)	-	(74,695)	(66,132)	(98,690)
NET LOSS	$(932,216)	$(199,530)	$(1,968,448)	$(396,276)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.5)	$(0.02)	$(0.09)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,412,280	13,152,503	22,440,139	12,964,601

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIODS ENDED MARCH 31, 2022 AND 2021

(Expressed in US Dollars)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholder’s Equity
Balance, June 30, 2020	12,406,236	$12,406	$175,906	$(24,500)	$(77,202)	$86,610
Private placement	696,000	696	73,304	16,500	-	90,500
Shares issued for services	100,000	100	24,900	-		25,000
Shares issued as transaction costs for convertible debts	198,000	198	32,802	-	-	33,000
Equity portion of convertible debts	-	-	124,453	-	-	124,453
Warrants issued with convertible debts	-	-	88,818	-	-	88,818
Net loss for period	-	-	-	-	(396,276)	(396,276)
Balance, March 31, 2021	13,400,236	$13,400	$520,183	$(8,000)	$(473,478)	$52,105

Balance, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)	$728,046
Shares issued for cash	5,558,810	5,559	1,409,143	10,500	-	1,425,202
Shares issued for services	179,550	180	132,578	-	-	132,758
Shares issued for settlement of convertible debt	937,151	937	92,778	-	-	93,715
Shares issued as prepaid expenses	136,022	135	94,557	-	-	94,692
Share-based compensation			447,147			447,147
Net loss for period	-	-	-	-	(1,968,448)	(1,968,448)
Balance, March 31, 2022	25,108,044	$25,108	$3,896,834	$-	$(2,968,830)	$953,112

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED MACRH 31, 2022 AND MARCH 31, 2021

(Expressed in US Dollars)

(Unaudited)

	9-Months Ended March 31, 2022	9-Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,968,448)	$(396,276)
Items not affecting cash
Accretion expense on convertible debts	66,132	71,725
Amortization	1,562	-
Financing fees	-	26,965
Interest on short term debt	4,962	-
Shares issued for services	132,757	25,000
Shares based compensation	447,147
Changes in non-cash working capital items:
Accounts receivable	300	(1,000)
Prepaid expenses	70,057	-
Accounts payable and accrued liabilities	8,265	16,336
Due to related parties	-	(1,358)
NET CASH USED IN OPERATING ACTIVITIES	(1,237,266)	(258,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of computer equipment	(4,501)	-
Acquisition of software	(243,650)	(39,250)
NET CASH USED IN INVESTING ACTIVITIES	(248,151)	(39,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	1,425,202	74,000
Proceeds from convertible debt	-	260,000
Convertible debt issuance costs	-	(28,250)
Collection of subscription receivable	-	16,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,425,202	322,250

NET INCREASE (DECREASE) IN CASH	(60,215)	24,392
CASH AT BEGINNING OF THE PERIOD	583,015	81,872
CASH AT END OF THE PERIOD	$522,800	$106,264

Non-cash investing and financing activities:
Software included in accounts payable and accrued liabilities	$-	$5,000
Shares issued for prepaid expenses	$94,692	$-
Shares issued with convertible debt	$-	$33,000
Warrant issued with convertible debt	$-	$88,818
Equity portion of convertible debts	$-	$124,453

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

Tego Cyber Inc.

Date: November 1 , 2022	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: November 1 , 2022	By:	/s/ Earl R. Johnson
Earl R. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)

