Form 10-K
period 2022-06-30
Tego Cyber, Inc.
filed 2022-11-14
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2022

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

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022 there were 27,316,377 shares of common stock issued and outstanding, par value $0.001 per share.

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

2

TEGO CYBER INC.

FORM 10-K

JUNE 30, 2022

PART I

Item 1. Business

The Company Overview

Tego Cyber Inc. (the “Company” or “We” or “Our”) is a Nevada based publicly traded cybersecurity company. It was created to capitalize on the emerging cyber threat intelligence market. Tego has developed a threat intelligence application that seamlessly integrates with leading SIEM platforms to enrich their threat data to include a detailed ‘who, what, when, where’ of any potential cyber threats identified within their environments. The first version of the Tego Cyber threat intelligence application was recently launched under the brand name Tego Guardian for integration with the industry leading Splunk SIEM platform. Tego Guardian is a Splunk approved app and available for download through Splunk’s marketplace. The Company plans on developing future versions of Tego Guardian for integration with other established SIEM systems and platforms including: Elastic, IBM QRadar, AT&T AlienVault, Exabeam, and Google Chronical.

Corporate History and General Information about the Company

Tego Cyber Inc. is an early-stage company which was incorporated in the State of Nevada on September 6, 2019. Our year end is June 30. We are a development stage enterprise. We are engaged in the business of the development and commercialization of innovative cybersecurity applications that helps enterprises reduce risk, remediate cyber-attacks, and protect intellectual property and data.

Our principal office is located at 8565 South Eastern Avenue, Suite 150, Las Vegas, Nevada, 89123. Our telephone number is (855) 939-0100 and our general e-mail contact is info@tegocyber.com. Our website can be viewed at www.tegocyber.com. We have not filed for bankruptcy, receivership or any similar proceedings nor is in the process of filing for bankruptcy, receivership or any similar proceedings.

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

Overall, the cybersecurity marketplace is large. A consensus of current 2020 projections peg this market growing at a CAGR of 8% from USD $173 billion to USD $274 billion in 2026. The earlier stage, Threat Intelligence market segment within, is presently estimated to be worth USD $ 5.1 billion and is projected to grow at a CAGR of 19.7% to USD $12.53 billion by 2026.

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

Our Products & Services

Products

We have developed a cyber threat intelligence application that integrates with leading security information and event management (SIEM) platforms to enrich threat data to include a detailed ‘who, what, when, where’ of any potential cyber threat. Tego Guardian pulls in raw cyber threat intelligence from highly trusted sources including FBI Infragard, U.S. Department of Homeland Security, Abuse.CH, and SpamHAUS. Using a proprietary process the platform compiles, analyzes, and then delivers that data to a security operations team in a format that is timely, informative, relevant, and compatible. Other platforms currently in the marketplace only identify potential threats, they do not provide specific details needed to counteract the threat such as the source and type of threat. Tego Guardian takes the process one step further by providing this additional critical information allowing network managers to proactively address any potential vulnerabilities saving time and money.

The first version of the Tego Guardian is for integration with the industry leading Splunk SIEM platform and now available for download via the Splunk app store.

The second version of the Tego Guardian is for integration with Elastic SIEM and is currently under development.

Services

We current only offers one service: Cyber Threat Intelligence (CTI) reporting. CTI reporting provides individuals or enterprises with custom cyber threat intelligence on issues such as social media impersonation, compromised email credentials, look-a-like domains, social media trends and possible DarkWeb presence. Management has received many requests to leverage the threat intelligence used by the Tego Guardian (TTIP) in a customized report and responded to this by developing a threat intelligence product aimed at providing real-time data to specific corporations and individuals. CTI reporting helps individuals and organizations understand the threats that have, will, or are currently directly targeting them. Tego’s CTI reporting service is provided in real time based on emerging threats and on customized cadences defined by the client. The cost to the client will depend on the size and complexity of the client’s cyber footprint. Tego has signed one contract with an enterprise client.

Pricing

Products

We offer the Tego Guardian on a subscription basis. End users download the application via Splunkbase then pay a non-refundable subscription fee of $75,000 per annum per license. Upon receipt of payment, we issue a license key to the end user to activate the application. Revenue generated from subscription fees are recognized as unearned revenue which are amortized over the life of the license contract which typically is one calendar year.

Services

CTI reporting services are offered on an as needed basis and typically will cost $2,500 per report.

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

Strategic Partners and Suppliers

Our channel partners will provide us with additional leverage by assisting in closing customer transactions as part of larger security purchases, sourcing new prospects and securing maintenance renewals. Our first product integration is with Splunk Inc., a leader in Gartner’s 2020 Magic Quadrant (MQ) for SIEM platforms. Splunk is recognized worldwide for the highest overall ability to execute. Thousands of organizations use Splunk as their SIEM for security monitoring, advanced threat detection, incident investigation and forensics, incident response, SOC automation and a wide range of security analytics and operations use cases.

Operations

We will continue to develop the Tego Threat Intelligence Platform, including through the introduction of a SOC (Security Operations Center). We expect continued growth in the number of cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS and TEGO Threat Intelligence Platform customers. Accordingly, personnel related costs within our SaaS development, threat intelligence platform, sales, and operations teams, will increase in line with our projected revenue model.

Sales and Marketing

Sales

The initial sales strategy will focus on marketing the advantages of Tego Guardian to existing Splunk users. At present Splunk has 22,000+ customers, in 110 countries including 89 of the Fortune 100. Tego has been assembling a dedicated inside sales team who are specifically trained to market Tego Guardian to these macro-organizations using the Splunk SIEM platform. Tego has also launched a channel partner initiative to foster meaningful, profitable relationships with leading cybersecurity consultants and solution providers. These channel partners will offer Tego Guardian as an upsell to their current clients already using the Splunk SIEM platform.

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

Intellectual Property

To protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employee(s), consultants, channel partners and vendors. At present our only intellectual property is the Tego Guardian. We may rely on provisional patents in the near term, filing for full patent protection, as necessary.

Subsidiaries

We currently have no subsidiaries.

Employees

We currently employ 5 full-time employees and 1 part-time employee. Additionally, we have 10 contracted consultants.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

In general, under the JOBS Act, a company is an emerging growth company if its initial public offering ("IPO") of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of:

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

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Common Stock

Our Articles of Incorporation authorize us to issue 50,000,000 shares of common stock, par value $0.001.

The following statements relating to the capital stock set forth the material terms of the securities of our company. Reference is also made to the more detailed provisions of the certificate of incorporation and the by-laws, copies of which are filed as exhibits to this registration statement.

Voting Rights: Except as otherwise required by law or as may be provided by the resolutions of the board of directors authorizing the issuance of Common Stock, all rights to vote and all voting power shall be vested in the holders of Common Stock. Each share of Common Stock shall entitle the holder thereof to one vote.

No Cumulative Voting: Except as may be provided by the resolutions of the board of directors authorizing the issuance of Common Stock, cumulative voting by any shareholder is expressly denied.

No Preemptive Rights: Preemptive rights shall not exist with respect to shares of Common Stock or securities convertible into shares of Common Stock of the Company.

Dividends: We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Rights upon Liquidation, Dissolution or Winding-Up of the Company: Upon any liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the remaining net assets shall be distributed pro rata to the holders of the Common Stock.

Preferred Stock

We have no preferred stock authorized.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 8, 2021, our Board of Directors approved the adoption of the 2021 Equity Compensation Plan (the “Equity Compensation Plan”) to provide employees, certain consultants and advisors who perform services for us, and non-employee members of our Board of Directors, with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards. We have 10,000,000 common stock shares authorized under the Equity Compensation Plan

Stock Options

During the year ended June 30, 2022, we issued a total of 6,000,000 non-qualified stock options (the “options”) to directors, officers and certain key consultants. These options are subject to the terms and conditions of the Equity Compensation Plan. All granted options are subject to a five-year vesting schedule equal to 20% per year starting on the 1st day of each year following the effective date. All options have an exercise price of $0.65 which was the closing price of our common stock on the day the day grant.  The following table sets forth the number of non-qualified stock options, their exercise prices, vesting dates, and expiry dates.

Number of Options	Exercise Prices	Vesting Dates	Expiry Dates
1,200,000	$0.65	January 1, 2023	10 Years from date of grant
1,200,000	$0.65	January 1, 2024	10 Years from date of grant
1,200,000	$0.65	January 1, 2025	10 Years from date of grant
1,200,000	$0.65	January 1, 2026	10 Years from date of grant
1,200,000	$0.65	January 1, 2027	10 Years from date of grant

Performance Stock Units

During the year ended June 30, 2022, we issued a total of 4,000,000 performance stock units (“performance units”) to directors, officers and certain key consultants. These performance units are subject to the terms and conditions of the Equity Compensation Plan. The performance units will be earned and vest upon reaching certain market capitalization goals during the performance period ending on December 31, 2026. The following table sets forth the number of performance stock units, their vesting conditions and expiry dates.

Number of Performance Units	Vesting Conditions	Expiry Dates
1,000,000	Market capitalization of the Company reaches $25 million	December 31, 2026
1,000,000	Market capitalization of the Company reaches $50 million	December 31, 2026
1,000,000	Market capitalization of the Company reaches $75 million	December 31, 2026
1,000,000	Market capitalization of the Company reaches $100 million	December 31, 2026

Warrants

Common Stock Purchase Warrants. As of November 10, 2022, there are an aggregate 5,014,026 outstanding Common Stock Purchase Warrants (“Warrants”), the terms of which are summarized below:

Exercisability. The outstanding Common Stock Purchase Warrants (“Warrants”) are exercisable immediately upon issuance. The warrants will be exercisable, at the option of each holder, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of our common stock purchased upon such exercise (except in the case of a cashless exercise as discussed below). Unless otherwise specified in the warrant, the holder will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise (or, upon election by a Holder prior to the issuance of any warrants, 9.99%), as such percentage ownership is determined in accordance with the terms of the Warrants.

Cashless Exercise. In the event that a registration statement covering shares of common stock underlying the Warrants, is not available for the issuance of such shares of common stock underlying the Warrants, the holder may, in its sole discretion, exercise the warrant in whole or in part and, in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, elect instead to receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant. In no event shall we be required to make any cash payments or net cash settlement to the registered holder in lieu of issuance of common stock underlying the Warrants.

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

The following table set forth the number of warrants,  exercise prices and expiry dates

Number of Warrants	Exercise Price	Expiry Date
1,100,000	$0.25	December 28, 2022
1,100,000	$0.25	March 25, 2023
506,838	$0.25	April 15, 2023
307,408	$0.25	April 28, 2023
500,000	$0.25	July 12, 2027
250,000	$0.25	July 15, 2027
250,000	$0.25	July 18, 2027
1,000,000	$0.25	October 13, 2027

Dividend Policy

We have never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Holders

As of November 10, 2022, we have 27,316,337 issued and outstanding shares of Common Stock, which are held by approximately 400 shareholders of record.

Transfer Agent and Registrar

Tego Cyber Inc. has appointed Signature Stock Transfer Inc. as its transfer agent. Signature’s address is 14673 Midway Road, Suite #220, Addison, Texas, 75001. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares.

Market Information

Our common shares are currently quoted on the OTCQB under the symbol "TGCB”. The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

Period Ended	High	Low
Year Ended June 30, 2022
Through June 30, 2022	$0.80	$0.53
March 31, 2022	$0.94	$0.5301
December 31, 2021	$0.90	$0.52
September 30, 2021	$0.97	$0.51
Year Ended June 30, 2021 (1)
June 30, 2021	$1.25	$0.30

(1)

The shares of our common stock were not approved for trading on the OTCQB until February 19, 2021. The first trade occurred on April 12, 2021, which is why there is limited historical trading data for the fiscal year ended June 30, 2021.

As of November 10 , 2022, the high and low sales price of our common stock was $1.25 per share and $0.2613 per share, respectively. As of November 10, 2022, there were 27,316,377 shares of common stock outstanding held by approximately 400 stockholders of record.

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

Penny Stock Regulation

Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on national securities exchanges or listed on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities are provided by the exchange or system. The penny stock rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Because of these penny stock rules, broker-dealers may be restricted in their ability to sell our common stock. The foregoing required penny stock restrictions will not apply to our common stock if such stock reaches and maintains a market price of $5.00 per share or greater.

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

Overview

We were incorporated in the State of Nevada on September 6, 2019. We have developed a cyber threat intelligence application that integrates with top end security platforms to gather, analyze, then proactively identify threats to an enterprise network. The Tego Guardian app takes in vetted and curated threat data and through a proprietary process compiles, analyzes, and delivers that data to an enterprise network in a format that is timely, informative and relevant. The first version of the Tego Guardian app integrates with the Splunk SIEM (Security Information and Event Management) platform. Splunk is a recognized industry leader in data analytics and has an established user base of over 22,000 enterprise clients including 90 of the Fortune 100 companies. The Tego Guardian app will be marketed as a value-add enhancement to an existing Splunk SIEM environment. Tego Guardian adds value by providing data enrichment: a detailed ‘who, what, when and where’ of any potential cyberthreat within an enterprise network environment. Other similar applications identify that something is ‘bad’ but do not provide any additional context, so it is up to the enterprise’s cybersecurity team to analyze the threat data to establish which threats need to be acted upon. It is then up to the enterprise’s cybersecurity team to analyze the threat data to establish which threats need to be acted upon. Tego Guardian automates this process thereby saving the enterprise time and money. The Tego Guardian app is now available to Splunk SIEM platform users via direct download through Splunk’s app store: Splunkbase. Tego Cyber plans to develop future versions of the Tego Guardian app for integration with other leading SIEM platforms including Elastic, Devo, IBM QRadar, AT&T Cybersecurity, Exabeam and Google Chronical. The goal is to have a version of the Tego Guardian available for integration with these SIEM platforms within the next two years. For more information, please visit www.tegocyber.com.

Results of operations for fiscal year ended June 30, 2022 compared to year ended June 30, 2021

Revenues

We are in development stage and only generated $3,550 of revenue for the fiscal year ended June 30, 2022 compared to $8,100 for the fiscal year ended June 30, 2021.

Operating Expenses

We incurred total operating expenses of $3,085,319 for the fiscal year ended June 30, 2022, compared to $674,918 for the fiscal year ended June 30, 2021. These amounts consisted of the following:

	2022	2021
General & administration	$1,258,539	$367,854
Professional fees	749,607	238,894
Sales & marketing	171,211	68,170
Share-based compensation	905,962	-

Total operating expenses	$3,085,319	$674,918

Overall operating expenses increased by $2,410,401 to $3,085,319 for the year ended June 30, 2022, as compared to $674,918 for the year ended June 30, 2021. General and administration increased by $890,739 as result of increased operational expenses due to the growth of the overall business and setting up of the infrastructure in preparation of full commercialization of the first version of the Tego Guardian. Professional fees increased by $510,713 as a result of being fully reporting with the SEC for one full year and the additional expenditures that go along with being a publicly traded company. Sales and marketing increased by $239,381 as a result of the initial commercialization of the first version of the Tego Guradian. Share-based compensation expense increased $905,962 as a result of  the issuance of the non-qualified stock options and performance stock units. .

Net Loss

We incurred a net loss of $3,147,901 for the fiscal year ended June 30, 2022 compared to a net loss of $923,180 for the fiscal year ended June 30, 2021.

Liquidity and Capital Resources

As at June 30, 2022, we have a working capital surplus of $48,945, a net loss of $3,147,901 and have earned limited revenue to cover our operating costs. We have $47,742 cash on hand and our burn rate is approximately $150,000 per month. We intend to fund future operations through debt or equity financing arrangements. Our ability to realize our business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through debt, public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the fiscal year ended June 30, 2022, the cash flows used in our operating activities was $1,618,526  compared to $578,415 for the same period ended June 30, 2021. This amount was primarily related to a (i) net loss of $3,147,901; (ii) share based compensation of $905,962; and (iii) shares issued for services of $458,250

Cash Flow from Investing Activities

For the fiscal year ended June 30, 2022, the net cash used in investing activities by the Company was $341,949 compared to $54,250 for the same period ended June 30, 2021. The amount was related to the capitalization of software development costs of $335,372 and purchase of computer equipment of $6,577.

Cash Flow from Financing Activities

For the fiscal year ended June 30, 2022, the net cash provided by financing activities by the Company was $1,425,202 compared to $1,133,808 for the same period ended June 30, 2021. The cash provided by financing activities is related to the proceeds received from sales of our common stock.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets the statements of operations, statements of changes in shareholders’ equity and cash flows of the Company for the fiscal year ended June 30, 2022 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the fiscal periods ended June 30, 2022 and 2021, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended June 30, 2021, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of June 30, 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share. The Company had no dilutive securities for the periods ended June 30, 2022 and June 30, 2021.

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

Item 8. Financial Statements and Supplementary Data.

18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tego Cyber, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tego Cyber, Inc. (the “Company”) as of June 30, 2022, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

Served as auditor since 2022

Lakewood, CO

November 10, 2022

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

TEGO CYBER INC.

BALANCE SHEETS

(Expressed in US Dollars)

	June 30, 2022	June 30, 2021
ASSETS
Current assets
Cash	$47,742	$583,015
Accounts receivable	1,150	1,450
Prepaid expenses (Note 5)	66,119	113,462
Total current assets	115,011	697,927

Computer equipment, net	3,207	-
Software (Note 6)	411,122	75,750
TOTAL ASSETS	$529,340	$773,677

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable (Note 7)	$66,066	$23,010
Convertible debts	-	22,621
TOTAL LIABILITIES	66,066	45,631

SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value 25,508,044 shares issued and outstanding at June 30, 2022 and 18,296,511 shares at June 30, 2021	25,508	18,297
Additional paid in capital	4,586,049	1,720,631
Subscriptions receivable	-	(10,500)
Accumulated deficit	(4,148,283)	(1,000,382)

TOTAL SHAREHOLDERS’ EQUITY	463,274	728,046

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$529,340	$773,677

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

	Year Ended June 30, 2022	Year Ended June 30, 2021
REVENUE
Consulting fees	$1,050	$5,600
Subscription Revenue	2,500	2,500
TOTAL REVENUE	3,550	8,100

OPERATING EXPENSES
General & administration	1,258,539	367,854
Professional fees	749,607	238,894
Sales & marketing	171,211	68,170
Share based compensation	905,962	-
TOTAL OPERATING EXPENSES	3,085,319	674,918

NET OPERATING LOSS	(3,081,769)	(666,818)

OTHER INCOME (EXPENSE)
Accretion expense	(66,132)	(168,638)
Financing fees	-	(26,966)
Gain on extinguishment of convertible debts	-	36,731
Loss on settlement of convertible debts	-	(97,489)
TOTAL OTHER INCOME (EXPENSE)	(66,132)	(256,362)

NET LOSS	$(3,147,901)	$(923,180)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,184,384	13,566,628

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(Expressed in US Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholder Equity
Balances, June 30, 2020	12,406,236	$12,406	$175,906	$(24,500)	$(77,202)	$86,610
Shares issued for cash	5,041,190	5,042	1,155,256	14,000	-	1,174,298
Shares issued for services	299,752	300	74,638	-	-	74,938
Shares issued as prepaid expenses	300,248	300	74,762	-	-	75,062
Shares issued for settlement of debt	51,085	51	38,449	-	-	38,500
Shares issued as transaction costs for convertible debts	198,000	198	32,802	-	-	33,000
Equity portion of convertible debts	-	-	10,167	-	-	10,167
Warrants issued with convertible debts	-	-	158,651	-	-	158,651
Net loss for the year ended June 30, 2021	-	-	-	-	(923,180)	(923,180)
Balances, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)	$728,046

Shares issued for cash	5,558,810	5,558	1,409,144	10,500	-	1,425,202
Shares issued for services	715,572	716	457,534	-	-	458,250
Shares issued for settlement of convertible debt	937,151	937	92,778	-	-	93,715
Share-based compensation	-	-	905,962	-	-	905,962
Net loss for the year ended June 30, 2022	-	-	-	-	(3,147,901)	(3,147,901)
Balances, June 30, 2022	25,508,044	$25,508	$4,586,049	$-	$(4,148,283)	$463,274

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	Year Ended June 30, 2022	Year Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(3,147,901)	$(923,180)
Items not affecting cash
Shares issued for services	458,250	74,938
Interest on short term debt	4,962	8,567
Amortization	3,370	-
Accretion expense	66,132	168,638
Financing fees	-	26,966
Gain on extinguishment of convertible debts	-	(36,731)
Loss on settlement of convertible debts	-	97,489
Share-based compensation	905,962	-
Changes in non-cash working capital items:
Accounts receivable	300	(1,300)
Prepaid expenses	47,343	(38,400)
Accounts payable and accrued liabilities	43,056	45,956
Due to related parties	-	(1,358)
NET CASH USED IN OPERATING ACTIVITIES	(1,618,526)	(578,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(6,577)	-
Capitalized software development costs	(335,372)	(54,250)
NET CASH USED IN INVESTING ACTIVITIES	(341,949)	(54,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	1,425,202	1,149,798
Proceeds from issuance of convertible debt	-	300,000
Repayment of convertible debt	-	(312,240)
Convertible debt issuance costs	-	(28,250)
Collection of subscription receivable	-	24,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,425,202	1,133,808

NET INCREASE (DECREASE) IN CASH	(535,273)	501,143
CASH AT BEGINNING OF THE PERIOD	583,015	81,872
CASH AT END OF THE PERIOD	$47,742	$583,015

Non-cash investing and financing activities:
Shares issued included in subscriptions receivable	$-	$10,500
Shares issued for prepaid expenses	$-	$75,062
Shares issued for settlement of debt	$93,715	$38,500
Shares issued with convertible debts	$-	$33,000
Equity portion of convertible debts	$-	$10,167
Warrants issued with convertible debt	$-	$158,651

The accompanying notes are an integral part of these audited financial statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Tego Cyber Inc. (the “Company”) was incorporated in the State of Nevada on September 6, 2019. It was created to capitalize on the emerging cyber threat intelligence market and has developed a state-of-the-art cyber threat intelligence application that enriches threat data to help enterprises identify cyber threats within their environments. Tego Guardian is a proactive intelligent cyberthreat hunting tool that gives enterprises the ability to quickly track threats throughout their networks, mapping out exposures and expediting remediation. Tego Guardian integrates with the widely used Splunk Security Information and Event Management (SIEM) platform. Tego Guardian is a Splunk approved app and available for download through Splunk’s marketplace. The Company plans on developing future versions of Tego Guardian for integration with other established SIEM systems and platforms including: Elastic, IBM QRadar, AT&T AlienVault, Exabeam, and Google Chronical.

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

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and the statements of cash flows of the Company for the years ended June 30, 2022 and 2021. The accompanying audited financial statements have been prepared in accordance with US GAAP using Company-specific information where available and allocations and estimates where data is not maintained on a Company-specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At June 30, 2022, the Company had a working capital surplus of $48,945. For the year ended June 30, 2022, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and statements of cash flows of the Company for the period ended June 30, 2022 and 2021  and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at June 30, 2022, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended June 30, 2022 and 2021, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of June 30, 2022 and 2021, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. There are no convertible debt at June 30, 2022.  The convertible debts have been discounted to reflect their net present value as at June 30, 2021. The carrying values of embedded conversion features not considered to be derivative instruments were determined by allocating the remaining carrying value of the convertible debt after deducting the estimated carrying value of the liability portion.

Estimating fair value for warrants require determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate requires determining the most appropriate inputs to the valuation model including the expected life of the warrant, volatility, dividend yield, and rate of forfeitures and making assumptions about them.

Revenue Recognition

Revenue is recognized under ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) identify the contract; 2) identify the performance obligations of the contract; 3) determine the transaction price of the contract; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue. The Company recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.

Revenue for the fiscal years ended June 30, 2022 and June 30, 2021 consisted of the following:

	June 30, 2022	June 30, 2021
Consulting fees	$1,050	$5,600
Subscription revenue	2,500	2,500
Total	$3,550	$8,100

The Company currently has not generated any revenue from its threat intelligence software.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share. The Company had no dilutive securities for the year ended June 30, 2022 and 2021.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company’s management is currently evaluating the effect of this ASU on the Company’s financial statements and related disclosures.

In June 2020, the FASB issued ASU 2020-05 in response to the ongoing impacts to U.S. businesses in response to the COVID-19 pandemic. ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective Dates for Certain Entities provide a limited deferral of the effective dates for implementing previously issued ASU 606 and ASU 842 to give some relief to businesses considering the difficulties they are facing during the pandemic. These entities may defer application to fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company has already adopted ASU 606 and ASU 842, the Company does not anticipate any effect on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company’s management is currently evaluating the impact this ASU will have on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 5 – PREPAID EXPENSES

Prepaid expense balance as of June 30, 2022 and June 30, 2021 consisted of the following:

	June 30, 2022	June 30, 2021
Advertising & promotion	$5,500	$18,750
Consultants & contractors	5,301
Investor relations & shareholder communications	-	56,312
Platform costs	30,318	-
Software development	25,000	38,400
Total	$66,119	$113,462

NOTE 6 – SOFTWARE

The Company has developed an automated threat intelligence defense platform, named Tego Guardian, that provides real-time protection against cyber-threats. The Company is focused on filling the cyber-security skills gap with automated cyber defense solutions, including a monthly software subscription to users of the multiple router and firewall manufacturers.

Balance, September 6, 2019 (Date of Inception)	$-
Additions	21,500
Depreciation	-
Balance, June 30, 2020	21,500
Additions	54,250
Depreciation	-
Balance, June 30, 2021	$75,750
Additions	335,372
Depreciation	-
Balance, June 30, 2022	$411,122

As at June 30, 2022, the software was not generating revenue and no depreciation has been recorded for the periods then ended. It is expected the software will begin to generate revenue in the quarter ended December 31, 2022.

NOTE 7 – ACCOUNTS PAYABLE

Accounts payable balance as of June 30, 2022 and June 30, 2021 consisted of the following:

	June 30, 2022	June 30, 2021
Advertising & promotion	$-	$585
Legal & accounting	23,247	1,127
Software development	42,819	-
Total	$66,066	$1,712

NOTE 8 – RELATED PARTY TRANSACTIONS

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

During the year ended June 30, 2022, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, President, Secretary and Treasurer of the Company for management fees of $45,000 (June 30, 2021 - $134,750) and net wages of $89,150 (June 30, 2021 - $Nil).

During the year ended June 30, 2022, there were transactions incurred between the Company and Earl Johnson, Chief Financial Officer of the Company for net wages of $5,037 (June 30, 2021 - $Nil).

During the year ended June 30, 2022, there were transactions incurred between the Company and Chris White, Director and Chief Information Security Officer of the Company for management fees of $12,500 (June 30, 2021 - $32,500) and net wages of $59,785 (June 30, 2021 - $Nil).

During the year ended June 30, 2022, there were transactions incurred between the Company and Troy Wilkinson, Director of the Company for management fees of $119,250 (June 30, 2021 - $Nil).

NOTE 9 – COMMON SHARES

Common Stock

At June 30, 2022, the Company’s authorized capital consisted of 50,000,000 of common shares with a $0.001 par value and 25,508,044 shares were issued and outstanding.

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

On December 28, 2020, the Company issued 110,000 common shares to a non-related party at a price of $0.10 per share for a total value of $11,000 as commitment shares in exchange for services related to the issuance of convertible debt.

On March 29, 2021, the Company issued 88,000 common shares to a non-related party at a price of $0.25 per share for a total value of $22,000 as debt issuance costs related to the issuance of convertible debt.

On March 29, 2021, the Company issued 100,000 common shares to a director of the Company at a price of $0.25 per share for a total value of $25,000 in exchange for services.

On April 12, 2021, the Company issued 400,000 common shares to a non-related party at a price of $0.25 per share for a total value of $100,000 in exchange for services.

On April 15, 2021, the Company issued 100,000 common shares to a non-related party at a price of $0.25 per share for a total value of $25,000 in exchange for services.

On June 21, 2021, the Company issued 41,085 common shares to a non-related party at a price of $0.73 per share for a total value of $30,000 as settlement of debt.

On June 25, 2021, the Company issued 10,000 common shares to a non-related party at a price of $0.85 per share for a total value of $8,500 as settlement of debt.

During the year ended June 30, 2022, the Company incurred the following transactions:

During the period July 1, 2021 to October 28, 2021, the Company completed various private placements whereby a total of 5,558,810 common shares were issued for a total proceeds of $1,425,202.

On October 15, 2021, the Company issued 125,000 common shares at a price of $0.80 per share for marketing services valued at $100,000.

On October 28, 2021, the Company issued 28,572 common shares at a price of $0.70 per share for legal services valued at $20,000.

On December 8, 2021, the Company issued 50,000 common shares at a price of $0.71 per share for  consulting services valued at $35,250.

On December 31, 2021, the Company issued 583,936 common shares for the conversion of debt at a conversion price of $0.10 per share for a total value of $58,394. See Note 10 (a).

On December 31, 2021, the Company issued 353,215 common shares for the conversion of debt at a conversion price of $0.10 per share for a total value of $35,321. See Note 10 (b).

On January 1, 2022, the Company issued 100,000 common shares at a price of $0.65 per share for  consulting services valued at $65,000.

On March 25, 2022, the Company issued 12,000 common shares to a non-related party at a price of $0.60 per share for a total value of $7,200 in exchange for services.

On May 19, 2022, the Company issued 400,000 common shares to a non-related party at a price of $0.577 per share for  investor relations services valued at  $230,800

Warrants

On December 28, 2020, the Company granted 1,100,000 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 8 (b)). The warrants were valued at $46,898 using the Black Scholes Option Pricing Model.

On March 25, 2021, the Company granted 1,100,000 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 8 (c)). The warrants were valued at $41,920 using the Black Scholes Option Pricing Model.

On April 22, 2021, the Company granted 506,838 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 8 (a)). The warrants were valued at $44,088 using the Black Scholes Option Pricing Model.

On April 28, 2021, the Company granted 307,408 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 8 (a)). The warrants were valued at $25,745 using the Black Scholes Option Pricing Model.

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

June 30, 2022
Stock price	$0.85 - $0.25
Risk-free interest rate	0.13%-0.17%
Expected life	2 Years
Expected dividend rate	0
Expected volatility	102.03% - 206.63%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2020	-	$-
Granted	3,014,246	0.25
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2021	3,014,246	$0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2022	3,014,246	$0.25

As at June 30, 2022, the weighted average remaining contractual life of warrants outstanding was 1.20 years with an intrinsic value of $0.25.

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

During the year ended June 30, 2022 the Company issued a total of 6,000,000 non-qualified stock options (the “options”) to directors, officers and certain key consultants. The options are subject to the terms and conditions of the Equity Compensation Plan.  All granted options are subject to a five-year vesting schedule equal to 20% per year starting on the 1st day of each year following the effective date. All options have an exercise price of $0.65 which was the closing price of the Company’s common stock on the day the day grant.

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted Average Exercise Price
Outstanding, June 30, 2021	-	USD -
Granted	6,000,000	USD 0.65
Exercised	-	USD -
Cancelled	-	USD -
Outstanding, June 30, 2022	6,000,000	USD 0.65

As at June 30, 2022, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	-	USD 0.65	9.52	January 3, 2032
January 4, 2022	5,875,000	-	USD 0.65	9.52	January 4, 2032
Total	6,000,000	-	USD 0.65	9.52

During the period ended June 30, 2022, the Company recorded $605,114 as share-based compensation relating to the issuance of the non-qualified stock options.

The fair value of the options granted during the year ended June 30, 2022 was estimated on the date of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	81.59%
Expected option life (years)	6 years
Risk-free interest rate (10-year U.S. treasury yield)	1.55 - 1.66%
Expected dividend yield	0%

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

During the year ended June 30, 2022 the Company issued a total of 4,000,000 performance stock units (“performance units”) to directors, officers and certain key consultants. The performance units are subject to the terms and conditions of the Equity Compensation Plan. The performance units will be earned and vest upon reaching certain market capitalization goals during the performance period ending on December 31, 2026.

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Performance Units	Weighted Average Exercise Price
Outstanding, June 30, 2021	-	$-
Granted	4,000,000	-
Released	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2022	4,000,000	$-

As at June 30, 2022, the Company had the following performance units outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
March 8, 2022	4,000,000	-	USD $0.00	4.82	December 31, 2026
Total	4,000,000	-	USD $0.00	4.82

During the period ended June 30, 2022, the Company recorded $300,848 as share-based compensation relating to the issuance of the performance units.

The fair value of the performance units granted during the year ended June 30, 2022 was estimated on the date of the grant date using advanced techniques  with the following weighted average assumptions:

Expected volatility	85.0%
Requisite period	4.82 years
Risk-free interest rate (US Treasury Bond rate as of the grant date)	1.80%
Expected dividend yield	0%

NOTE 10 – CONVERTIBLE DEBTS

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

On December 31, 2021 the outstanding balance of the convertible debt and accrued interest was converted in exchange for 583,936 common shares at a conversion price of $0.10 per share for a total value of $58,394. As at June 30, 2022, the carrying value of this convertible debt was $nil (June 30, 2021 - $14,374).

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

On December 31, 2021 the outstanding balance of the convertible debt and accrued interest was converted in exchange for 353,215 common shares at a conversion price of $0.10 per share for a total value of $35,321. As at June 30, 2022, the carrying value of this convertible debt was $nil (June 30, 2021 - $8,247).

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – INCOME TAXES

As of June 30, 2022, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $2,909,935 (June 30, 2021 - $741,817) for the period ended June 30, 2022. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2042. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 13 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are limited to the Statement of Operations and have no effect on the reported results of operations.

NOTE 14 – SUBSEQUENT EVENTS

On July 12, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $300,000 at $270,000 with $30,000 original issue discount. In connection with this note, the Company paid an additional $27,500 in cash transaction costs, issued 150,000 common shares valued at $75,000 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. This convertible debt is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, is convertible at the lower of the lowest trading price during the previous 20 Trading Day period either (i) ending on date of conversion of this Note or (ii) the date hereof, and matures on January 12, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 18% per annum for any period following the original Maturity Date, payable monthly.

On July 15, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 75,000 common shares valued at $37,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 15, 2027. This convertible debt is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, is convertible at the lower of the lowest trading price during the previous 20 Trading Day period either (i) ending on date of conversion of this Note or (ii) the date hereof, and matures on January 12, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 18% per annum for any period following the original Maturity Date, payable monthly.

On July 18, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 75,000 common shares valued at $37,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 18, 2027. This convertible debt is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, is convertible at the lower of the lowest trading price during the previous 20 Trading Day period either (i) ending on date of conversion of this Note or (ii) the date hereof, and matures on January 12, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 18% per annum for any period following the original Maturity Date, payable monthly.

On July 26, 2022, the Company issued 275,000 common shares to a non-related party at a price of $0.50 per share for a total value of $137,500 in exchange for services.

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $23,750 in cash transaction costs, issued 166,667 common shares valued at $50,000 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on October 13, 2027. This convertible debt is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, is convertible at the lower of the lowest trading price during the previous 20 Trading Day period either (i) ending on date of conversion of this Note or (ii) the date hereof, and matures on April 13, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 18% per annum for any period following the original Maturity Date, payable monthly.

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $75,000 at $135,000 with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 83,300 common shares valued at $25,000 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October July 13, 2027. This convertible debt is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, is convertible at the lower of the lowest trading price during the previous 20 Trading Day period either (i) ending on date of conversion of this Note or (ii) the date hereof, and matures on April 13, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 18% per annum for any period following the original Maturity Date, payable monthly.

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $75,000 at $135,000 with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 83,300 common shares valued at $25,000 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October July 13, 2027. This convertible debt is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, is convertible at the lower of the lowest trading price during the previous 20 Trading Day period either (i) ending on date of conversion of this Note or (ii) the date hereof, and matures on April 13, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 18% per annum for any period following the original Maturity Date, payable monthly.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 23, 2022, we received notice of resignation from Harbourside CPA, LLP (“Harbourside”), as our registered independent registered public accountant. The resignation from Harbourside is the result of their decision to cease operations. We appointed BF Borgers CPA PC ("Borgers") as our registered independent public accounting firm as of August 24, 2022. The decisions to appoint Borgers was approved by our Board of Directors on August 24, 2022.

Disagreements with Accountants on Accounting and Financial Disclosure

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the fiscal year ended June 30, 2021; Harbouside CPA’s report on the financial statements for the fiscal year ended June 30, 2021 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit and review of our financial statements from the fiscal year ended June 30, 2022, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Borgers’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the fiscal year June 30, 2022, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9.A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2022 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel:  We do not employ a full time Chief Financial Officer. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the year ended June 30, 2022, in accordance with GAAP. During 2022-2023, the Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are not required by current SEC rules to include an auditor's attestation report. Our registered public accounting firm has not attested to Management's reports on our internal control over financial reporting.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Item 9.B Other Information

During the fiscal year ended June 30, 2022, we completed various private placements whereby a total of 5,558,810 common shares were issued for a total of $1,425,202 cash. We also issued 715,572 common shares for services valued at $458,250. We also issued 937,151 common shares in settlement of convertible debt valued at $93,715.

Item 9.C Disclosure Regarding Foreign Jurisdiction the Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers as of November 108, 2022:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Shannon Wilkinson, 45	Director President Chief Executive Officer Secretary Treasurer	September 6, 2019	None
Troy Wilkinson, 46	Director	September 6, 2019	None
Michael De Valera, 57	Director	September 6, 2019	None
Chris White, 50	Director Chief Information Security Officer	April 14, 2021	None
Earl Johnson, 85	Chief Financial Officer	April 26, 2022	None

Term of Office

Should a vacancy exist, our Board of Directors has the power to nominate and appoint a director or directors to fill such vacancy, and each shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

Shannon Wilkinson – Director, President, Chief Executive Officer, Secretary and Treasurer

Shannon Wilkinson is a graduate from the University of Nevada, Las Vegas with a Bachelor's in Management Information Systems. She also earned her Master’s in Information Systems Management from the University of Phoenix. Shannon spent the first 12 years of her career overseas working for the United Nations Department of Peacekeeping Operations building mission critical software platforms. Upon her return to the US in February 2013, Shannon joined SocialWellth as Director of Software Development leading development teams in building software platforms for some of the largest healthcare organizations. She remained in that position until summer of 2015 when she left to co-found Axiom Cyber Solutions where she was responsible for the software development arm of the company, developing Axiom’s cloud based Polymorphic Cyber Defense Platform. She exited Axiom Cyber Solutions in June 2019 when Axiom was acquired by a private equity firm. In September 2019, Mrs. Wilkinson co-founded Tego Cyber Inc. with her husband, with a mission to develop an innovative threat intelligence platform and continue developing automated cybersecurity solutions to help companies respond to the ever-changing cyber threat landscape. Mrs. Wilkinson works full time in her capacity as Director, President, CEO, Secretary and Treasurer of Tego Cyber Inc. Mrs. Wilkinson was selected as the 2018 Las Vegas Women in Technology - Cybersecurity, 2017 Las Vegas Women in Technology Entrepreneur as well as appeared in the MyVEGAS Magazine Top 100 Women of Las Vegas in 2017 and 2018.

Troy Wilkinson – Director

Troy Wilkinson began his career in January 2000 as a Law Enforcement officer with the Conway Police Department where he remained until June 2007 when he joined a Joint Terrorism Task Force as a lead bomb investigator and violent crime homicide detective. In December 2008 Troy was recruited by the U.S. State Department to train police officers in Kosovo on cybercrime related matters where he earned a reputation as a top cybercrime investigator. Together with a team of international investigators he built the first IT forensics lab in the European Union Mission in Kosovo. After returning home to the U.S. in February 2013, Mr. Wilkinson joined SocialWellth as its Infrastructure Security Director. He remained in that position until June 2014 when he accepted the position of Director of Information Technology for Litigation Services, LLC. In the summer of 2015, he co-founded Axiom Cyber Solutions with his wife Shannon Wilkinson and left in December of 2018 to accept the position of Executive Director of Information Security (CISO) with International Cruise and Excursion where he remained until August 2019. In addition to his role as Director of Tego Cyber Inc., Mr. Wilkinson is currently is the Chief Information Security Officer for Interpublic Group of Companies (IPG) where he is responsible for all aspects of cyber defense for over 60,000 users in more than 130 countries. Mr. Wilkinson is a worldwide keynote speaker on cybersecurity, co-authored an Amazon Best Seller, is featured on several news sources as a cybersecurity expert and has contributed to numerous national syndicated publications on cybersecurity topics including ransomware, DDoS, cyber-crime trends, and cyber security careers.

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

Chris White – Director, Chief Information Security Officer

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

Earl Johnson – Chief Financial Officer

Dr. Johnson has over 35 years’ experience in international finance, corporate investigations, and law enforcement. He currently is the CEO & President of International Consultants & Investigations, a private security and investigation consultancy firm. His field of expertise includes international fraud investigations, corporate intelligence and due diligence, cryptocurrency tracking, and cybersecurity consulting. He has experience operating in the Far East, Middle East, Europe and South America. Dr. Johnson holds a PhD in International Finance from the California University for Advanced Studies.

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

Employees

We have a total of 5 employees, 3 of which are our executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. At this time, our President and Chief Executive Officer is devoted full time to our operations and devotes approximately 40-50 hours per week. At this time, our Chief Information Security Officer devotes approximately 8-10 hours per week to our operations. At this time, our Chief Financial Officer devotes approximately 8-10 hours per week to our operations. The amount of time they will devote in any time period will vary based on the stage of our business and the progress we make. Accordingly, once we are beyond the developmental phase our management will spend more time on our affairs.

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

Family Relationship

Shannon and Troy Wilkinson are husband and wife. Other than the foregoing, we currently do not have any officers or directors of who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of our company has been involved in the following:

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

Independence of Directors

The Board of Directors is currently composed of 4r members. Mrs. Shannon Wilkinson, Mr. Troy Wilkinson, Mr. Michael De Valera and Mr. Chris White. Mrs. Wilkinson and Mr. White do not qualify as an independent Directors in accordance with the published listing requirements of the NASDAQ Global Market as they hold officer positions. Mr. Wilkinson does not qualify as an independent Directors in accordance with the published listing requirements of the NASDAQ Global Market as he is married to Mrs. Wilkinson. Mr. Michael De Valera does qualify as independent director as he is not an officer of our company. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us. In addition, the Board of Directors has not made a subjective determination as to each Director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, though such subjective determination is required by the NASDAQ rules. Had the Board of Directors made these determinations, the Board of Directors would have reviewed and discussed information provided by the Directors and the Company with regard to each Director’s business and personal activities and relationships as they may relate to the Company and its management

Committees

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended June 30, 2022, all of the Company’s officers, directors and ten percent holders have made the required filings other than one Form 3 filing regarding the initial statement of beneficial ownership of Earl Johnson which was filed late.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in our business and strategy, evaluating our risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications made; and we strive to be compliant with applicable governmental laws, rules and regulations. We have not yet formally adopted a written code of business conduct and ethics that govern our employees, officers and Directors as we are not currently required to do so.

In lieu of an Audit Committee, our Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by our independent public accountants. The Board of Directors reviews our internal accounting controls, practices and policies.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Item 11. Executive Compensation

Name Position	Fiscal Year Ended 6/30	Wages $	Management Fees $	Bonus $	Stock Awards $	Option Awards $	All Other Compensation $	Total $
Shannon Wilkinson (1)	2022	89,150	45,000	-	-	-	-	134,750
Troy Wilkinson (2)	2022	-	119,250	-	-	-	-	119,250

Narrative Disclosure to Summary Compensation Table

(1)

On January 3, 2022, the Company entered into an employment agreement with Shannon (the “Wilkinson Employment Agreement”) having an effective date of January 1, 2022. The Wilkinson Employment Agreement provides for 5 year initial term. Thereafter, either the Company or Ms. Wilkinson has the right to extend the Wilkinson Employment Agreement for 3 additional one-year terms. The Company and Ms. Wilkinson can mutually elect to terminate the Wilkinson Employment Agreement at any time upon 90 days written notice. Ms. Wilkinson is entitled to a base salary of $120,000 per year. Ms. Wilkinson has been granted non-qualified options to purchase 2,000,000 shares under the terms and conditions of the Company’s 2021 Equity Compensation Plan (“Equity Compensation Plan”). The stock options shall be subject to a 5 year vesting schedule of 400,000 options on the 1st day of each year following the Effective Date. The option grant is priced at $0.65 per share. The Company has also granted to Mrs. Wilkinson, performance stock units of 1,000,000 shares of the Company’s common stock pursuant to the Equity Compensation Plan which shall vest in 250,000 share increments upon reaching certain market capitalization goals. In the event Mrs. Wilkinson’s employment is terminated without Cause or Mrs. Wilkinson resigns for Good Reason (as Cause and Good Reason are defined in the Wilkinson Employment Agreement) within 12 months of a Change in Control (as defined in the Wilkinson Employment Agreement), Mrs. Wilkinson shall receive her salary for the duration of the term of the Wilkinson Employment Agreement and 100% of the total number of Options and Performance stock units due to Mrs. Wilkinson for the duration of the term of the Wilkinson Employment Agreement shall immediately become vested and issuable.

(2)

There is no formal contract in place for Mr. Tory Wilkinson to act as director. Mr. Wilkinson has been granted non-qualified options to purchase 2,000,000 common shares under the terms and conditions of the Company’s 2021 Equity Compensation Plan (“Equity Compensation Plan”). The stock options shall be subject to a 5 year vesting schedule of 400,000 options on the 1st day of each year following the Effective Date. The option grant is priced at $0.65 per share. The Company has also granted to Mr. Wilkinson performance stock units of 1,000,000 shares of the Company’s common stock pursuant to the Equity Compensation Plan which shall vest in 250,000 share increments upon reaching certain market capitalization goals.

Outstanding Equity Awards at Fiscal Year-End

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

Stock Options

During the year ended June 30, 2022 the Company issued a total of 6,000,000 non-qualified stock options (the “options”) to directors, officers and certain key consultants. The options are subject to the terms and conditions of the Equity Compensation Plan.  All granted options are subject to a five-year vesting schedule equal to 20% per year starting on the 1st day of each year following the effective date. All options have an exercise price of $0.65 which was the closing price of the Company’s common stock on the day the day grant. As of June 30, 2022 none of the options had vested.

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2021	-	$-
Granted	6,000,000	0.65
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2022	6,000,000	$0.65

As at June 30, 2022, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	-	$0.65	9.52	January 3, 2032
January 4, 2022	5,875,000	-	$0.65	9.52	January 4, 2032
Total	6,000,000	-	$0.65	9.52

Performance Stock Units

During the year ended June 30, 2022 the Company issued a total of 4,000,000 performance stock units (“performance units”) to directors, officers and certain key consultants. The performance units are subject to the terms and conditions of the Equity Compensation Plan. The performance units will be earned and vest upon reaching certain market capitalization goals during the performance period ending on December 31, 2026. As of June 30, 2022, none of the performance stock units had vested.

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Units	Weighted Average Exercise Price
Outstanding, June 30, 2021	-	$-
Granted	4,000,000	-
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2022	4,000,000	$-

As at June 30, 2022, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
March 8, 2022	4,000,000	-	$0.00	4.82	December 31, 2026
Total	4,000,000	-	$0.00	4.82

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors receive no annual salary or bonus for their service as members of the Company’s board of directors.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, Shannon Wilkinson, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mrs. Wilkinson collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 10, 2022, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. Unless otherwise specified, the address of each of the persons set forth below is care of the Company at the address 8565 South Eastern Avenue, Suite 150, Las Vegas, Nevada, 89123.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Shannon Wilkinson (3)	3,000,000	10.98%
Troy Wilkinson (4)	3,000,000	10.98%
Michael De Valera (5)	1,020,000	3.73%
Chris White (6)	108,000	0.40%
Earl Johnson (7)	36,600	0.13%
All Officers, Directors and Beneficial Owners as a Group Total	7,164,600	26.22%

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

(2) Based on 27,316,377 issued and outstanding shares of common stock as of November 10, 2022.

(3) Shannon Wilkinson is a Director and the Company's Chief Executive Officer, President, Secretary and Treasurer. Her beneficial ownership includes 3,000,000 common shares.

(4) Troy Wilkinson is a Director of the Company. His beneficial ownership includes 3,000,000 common shares.

(5) Michael De Valera is a Director of the Company. His beneficial ownership includes 1,020,000 common shares directly owned.

(6) Chris White is a Director of the Company and the Company’s Chief Information Security Officer. His beneficial ownership includes 108,000 common shares directly owned.

(7) Earl Johnson is the Chief Financial Officer of the Company. His beneficial ownership includes 36,000 common shares directly owned.

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

During the year ended June 30, 2022, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, President, Secretary and Treasurer of the Company for management fees of $45,000 (June 30, 2021 - $134,750) and net wages of $89,150 (June 30, 2021 - $Nil).

During the year ended June 30, 2022, there were transactions incurred between the Company and Earl Johnson, Chief Financial Officer of the Company for net wages of $5,037 (June 30, 2021 - $Nil).

During the year ended June 30, 2022, there were transactions incurred between the Company and Chris White, Director and Chief Information Security Officer of the Company for management fees of $12,500 (June 30, 2021 - $32,500) and net wages of $59,785 (June 30, 2021 - $Nil).

During the year ended June 30, 2022, there were transactions incurred between the Company and Troy Wilkinson, Director of the Company for management fees of $119,250 (June 30, 2021 - $Nil).

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

Director Independence

Quotations for our common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we apply the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the we have one independent director, Michael De Valera, as our other directors are each also an executive officers or related to an executive officer.

Item 14. Principle Accountant Fees and Services

	For Year Ended June 30, 2022	For Year Ended June 30, 2021
Audit Fees	$45,000	$52,240
Audit Related Fees	7,500	-
Tax Preparation	2,000	2,000
Other	-	-
Total	$54,500	$54,240

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

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal periods ended June 30, 2022 and June 30, 2021.

PART IV

Item 15. Exhibits and Financial Statements.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019 (2)
3.2	Bylaws (2)
4.1	2021 Equity Compensation Plan (3)
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and Cistck, dated June 4, 2020 (4)
10.2	Compilation of FirstFire Global Opportunities Fund, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (5)
10.3	Compilation of GS Capital Partners, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (6)
10.4	Compilation of Analytico Services Conseils Inc. Securities Purchase Agreement, Convertible Promissory Note and Warrant (7)
10.5	Compilation of Reynald Thauvette and Dominique Joyal Securities Purchase Agreement, Convertible Promissory Note and Warrant (8)
10.6	Master Services Agreement between the Company and IONnovate, LLC dated September 3, 2021 (9)
10.7	Employment Agreement between the Company and Shannon Wilkinson dated January 3, 2022 (10)
10.8	Employment Agreement between the Company and Chris C. White dated January 3, 2022 (11)
10.9	Employment Agreement between the Company and Earl R. Johnson dated April 26, 2022 (12)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: November 14, 2022	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: November 14, 2022	By:	/s/ Earl Johnson
Earl Johnson
Chief Executive Officer (Principal Financial and Accounting Officer)

