Form 10-Q
period 2022-09-30
Tego Cyber, Inc.
filed 2022-11-21
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 18, 2022, there were 27,316,377 shares of common stock issued and outstanding, par value $0.001 per share.

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

TEGO CYBER INC.

FORM 10-Q

SEPTEMBER 30, 2022

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Interim Condensed Balance Sheet	F-2
Interim Condensed Statement of Operations and Comprehensive Loss	F-3
Interim Condensed Statement of Changes in Shareholders’ Equity	F-4
Interim Condensed Statement of Cash Flows	F-5
Notes to Interim Condensed Financial Statements	F-6

TEGO CYBER INC.

BALANCE SHEETS

(Expressed in US Dollars)

	September 30, 2022	June 30, 2022
ASSETS
Current assets
Cash	$37,459	$47,742
Accounts receivable	-	1,150
Prepaid expenses (Note 5)	111,978	66,119
Total current assets	149,437	115,011

Computer equipment, net	1,398	3,207
Software (Note 6)	507,185	411,122
TOTAL ASSETS	$658,020	$529,340

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable & accrued liabilities (Note 7)	$67,677	$66,066
Convertible debts	336,767	-
TOTAL LIABILITIES	404,444	66,066

SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value 26,483,044 shares issued and outstanding at September 30, 2022 and 25,508,044 shares at June 30, 2022	26,483	25,508
Additional paid in capital	5,697,941	4,586,049
Accumulated deficit	(5,470,848)	(4,148,283)

TOTAL SHAREHOLDERS’ EQUITY	253,576	463,274

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$658,020	$529,340

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
OPERATING EXPENSES
General & administration	$255,145	$260,341
Professional fees	64,962	117,274
Sales & marketing	180,324	65,382
Share based compensation	625,367	-
TOTAL OPERATING EXPENSES	1,125,798	442,997

NET OPERATING LOSS	(1,125,798)	(442,997)

OTHER INCOME (EXPENSE)
Accretion expense	-	(29,215)
Interest on issuance of debts	(196,767)	-

TOTAL OTHER INCOME (EXPENSE)	(196,767)	(29,215)

NET LOSS	$(1,322,565)	$(472,212)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,305,571	19,335,634

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(Expressed in US Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholder Equity
Balances, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)	$728,046
Shares issued for cash	5,458,810	5,459	1,359,243	(9,500)	-	1,355,202
Net loss for the three months ended September 30, 2021	-	-	-	-	(472,212)	(472,212)
Balances, September 30, 2021	23,755,321	$23,756	$3,079,874	$(20,000)	$(1,472,594)	$1,611,036

Balances, June 30, 2022	25,508,044	$25,508	$4,586,049	$-	$(4,148,283)	$463,274
Shares issued as transaction costs for convertible debt	700,000	700	349,300	-	-	350,000
Shares issued for services	275,000	275	137,225	-	-	137,500
Share-based compensation	-	-	625,367	-	-	625,367
Net loss for the three months ended September 30, 2022	-	-	-	-	(1,322,565)	(1,322,565)
Balances, September 30, 2022	26,483,044	$26,483	$5,697,941	$-	$(5,470,848)	$253,576

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,322,565)	$(472,212)
Items not affecting cash
Shares issued for services	137,500	-
Interest on short term debt	-	1,816
Amortization	1,809	-
Accretion expense	-	29,215
Interest on issuance of debt	196,767	-
Share-based compensation	625,367	-
Changes in non-cash working capital items:
Accounts receivable	1,150	300
Prepaid expenses	(45,859)	9,273
Accounts payable and accrued liabilities	1,611	14,928
NET CASH USED IN OPERATING ACTIVITIES	(404,220)	(416,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(96,063)	(36,950)
NET CASH USED IN INVESTING ACTIVITIES	(96,063)	(36,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	-	1,355,202
Proceeds from issuance of convertible debt	210,000	-
Convertible debt issuance costs	267,334	-
Interest on short-term loan	12,666	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	490,000	1,355,202

NET INCREASE (DECREASE) IN CASH	(10,283)	901,572
CASH AT BEGINNING OF THE PERIOD	47,742	583,015
CASH AT END OF THE PERIOD	$37,459	$1,484,587

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At September 30, 2022, the Company had a negative working capital of $255,007. For the three months ended September 30, 2022, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and statements of cash flows of the Company for the three month periods ended September 30, 2022 and 2021 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at September 30, 2022, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three month period ended September 30, 2022 and the year ended June 30, 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of September 30, 2022 and June 30, 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as at September 30, 2022. The carrying values of embedded conversion features not considered to be derivative instruments were determined by allocating the remaining carrying value of the convertible debt after deducting the estimated carrying value of the liability portion.

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

NOTE 5 – PREPAID EXPENSES

Prepaid expense balance as of September 30, 2022 and June 30, 2022 consisted of the following:

	September 30, 2022	June 30, 2022
Advertising & promotion	$10,109	$5,500
Consultants & contractors	10,055	5,301
Platform costs	21,814	30,318
Software development	70,000	25,000
Total	$111,978	$66,119

NOTE 6 – SOFTWARE

The Company has developed an automated threat intelligence defense platform, marketed as Tego Guardian. Tego Guardian is a threat correlation and threat hunting application that integrates directly into existing Security Information and Event Management (SIEM) platforms to provide threat tracking, mapping of  exposures, and assist with expeditikng remediation. With performance capable of querying over 1 million records in just 4 seconds, Tego Guardian saves security operations teams time and money in an environment where timing is everything as efforts are made to lower mean-time-to-detection (MTTD) and mean-time-to-response (MTTR). What makes Tego Guardian different from other cyber threat correlation applications, is that it is the first commercially available solution that was specifically developed for the customer’s existing SIEM platform. It operates within the platform environment, so security operations teams do not have to use multiple tools and views to complete a specific task or research a threat. Tego Guardian cross-correlates threats in real time and not only looks forward but also backwards in order to see if the organization’s network has been previously exposed (active foresight and hindsight). The first version of Tego Guardian integrates with the industry leading Splunk® SIEM platform. Tego Guardian is now available for download through Splunk’s app store and is compatible with Splunk Cloud and Splunk Enterprise versions: 9.0, 8.2, 8.1, and 8.0.

Balance, June 30, 2021	$75,750
Additions	335,373
Depreciation	-
Balance, June 30, 2022	$411,123
Additions	96,062
Depreciation	-
Balance, September 30, 2022	$507,185

As at September 30, 2022, the software was not generating revenue and no depreciation has been recorded for the periods then ended. It is expected the software will begin to generate revenue in the quarter ended December 31, 2022.

NOTE 7 – ACCOUNTS PAYABLE

Accounts payable balance as of September 30, 2022 and June 30, 2022 consisted of the following:

	September 30, 2022	June 30, 2022
Exchange & listing fees	710	-
Legal & accounting	13,213	23,247
Platform costs	2,856	-
Software development	50,898	42,819
Total	$67,677	$66,066

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

During the three month period ended September 30, 2022, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, President, Secretary and Treasurer of the Company for management fees of $Nil (September 30, 2021 - $45,000) and gross wages of $30,000 (September 30, 2021 - $8,692).

During the three month period ended September 30, 2022, there were transactions incurred between the Company and Earl Johnson, Chief Financial Officer of the Company for gross wages of $9,000 (September 30, 2021 - $Nil).

During the three month period ended September 30, 2022, there were transactions incurred between the Company and Chris White, Director and Chief Information Security Officer of the Company for management fees of $Nil (September 30, 2021 - $12,500) and gross wages of $12,500 (September 30, 2021 - $6,519).

During the three month period ended September 30, 2022, there were transactions incurred between the Company and Troy Wilkinson, Director of the Company for management fees of $10,000 (September 30, 2021 - $20,000).

NOTE 9 – COMMON SHARES

Common Stock

At September 30, 2022, the Company’s authorized capital consisted of 50,000,000 of common shares with a $0.001

During the three month period ended September 30, 2022, the Company incurred the following transactions:

On July 12, 2022, the Company issued 350,000 common shares at a price of $0.50 per share for transaction costs associated with a convertible debt.

On July 15, 2022, the Company issued 175,000 common shares at a price of $0.50 per share for transaction costs associated with a convertible debt.

On July 18, 2022, the Company issued 175,000 common shares at a price of $0.50 per share for transaction costs associated with a convertible debt.

On July 26, 2022, the Company issued 275,000 common shares at a price of $0.50 per share for marketing and branding services valued at $137,500.

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

On March 25, 2022, the Company issued 12,000 shares to a non-related party at a price of $0.60 per share for a total value of $7,200 in exchange for services.

On May 19, 2022, the Company issued 400,000 shares to a non-related party at a price of $0.577 per share for  investor relations services valued at  $230,800.

Warrants

On December 28, 2020, the Company granted 1,100,000 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction. The warrants were valued at $146,942 using the Black Scholes Option Pricing Model.

On March 25, 2021, the Company granted 1,100,000 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction. The warrants were valued at $148,438 using the Black Scholes Option Pricing Model.

On April 22, 2021, the Company granted 506,838 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction. The warrants were valued at $399,087 using the Black Scholes Option Pricing Model.

On April 28, 2021, the Company granted 307,408 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction. The warrants were valued at $196,399 using the Black Scholes Option Pricing Model.

On July 12, 2022, the Company granted 500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 10). The warrants were valued at $215,638 using the Black Scholes Option Pricing Model

On July 15, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 10). The warrants were valued at $107,848 using the Black Scholes Option Pricing Model

On July 18, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction (Note 10). The warrants were valued at $107,831 using the Black Scholes Option Pricing Model

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

September 30, 2022
Stock price	$0.50 - $0.51
Risk-free interest rate	3.19%-3.22%
Expected life	5 Years
Expected dividend rate	0
Expected volatility	103.20% - 03.28%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2022	3,014,246	$0.25
Granted	1,000,000	0.25
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2022	4,014,246	$0.25

As at September 30, 2022, the weighted average remaining contractual life of warrants outstanding was 4.80 years with an intrinsic value of $0.25.

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

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted Average Exercise Price
Outstanding, June 30, 2022	6,000,000	$0.65
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2022	6,000,000	$0.65

At September 30, 2022, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	-	$0.65	9.27	January 3, 2032
January 4, 2022	5,875,000	-	0.65	9.27	January 4, 2032
Total	6,000,000	-	$0.65	9.27

During the three month period ended September 30, 2022, the Company recorded $987,691 as share-based compensation relating to the issuance of the non-qualified stock options.

The fair value of the options granted during the year ended June 30, 2022 was estimated on the date of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	91.03%
Expected option life (years)	6 years
Risk-free interest rate (10-year U.S. treasury yield)	1.55 - 1.66%
Expected dividend yield	0%

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

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Performance Units	Weighted Average Exercise Price
Outstanding, June 30, 2022	4,000,000	$-
Granted	-	-
Released	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2022	4,000,000	$-

At September 30, 2022, the Company had the following performance units outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
March 8, 2022	4,000,000	-	USD $0.00	4.25	December 31, 2026
Total	4,000,000	-	USD $0.00	4.25

During the three month period ended September 30, 2022, the Company recorded $543,639 as share-based compensation relating to the issuance of the performance units.

The fair value of the performance units granted during the year ended June 30, 2022 was estimated on the date of the grant date using the N(d2) output from a Black-Scholes model to calculate the value of the award multiplying N(d2) by the current stock price as of the valuation date with the following weighted average assumptions:

Expected volatility	85.0%
Requisite period	4.25 years
Risk-free interest rate (US Treasury Bond rate as of the grant date)	1.80%
Expected dividend yield	0%

NOTE 10 – CONVERTIBLE DEBTS

On July 12, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $300,000 at $270,000 with $30,000 original issue discount. In connection with this note, the Company paid an additional $27,500 in cash transaction costs, issued 150,000 common shares valued at $75,000 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. This convertible debt is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, is convertible at the lower of the lowest trading price during the previous 20 Trading Day period either (i) ending on date of conversion of this Note or (ii) the date hereof, and matures on January 12, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 15% per annum for any period following the original Maturity Date, payable monthly.

On July 15, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 75,000 common shares valued at $37,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 15, 2027. This convertible debt is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, is convertible at the lower of the lowest trading price during the previous 20 Trading Day period either (i) ending on date of conversion of this Note or (ii) the date hereof, and matures on January 12, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 15% per annum for any period following the original Maturity Date, payable monthly.

On July 18, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 75,000 common shares valued at $37,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 18, 2027. This convertible debt is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, is convertible at the lower of the lowest trading price during the previous 20 Trading Day period either (i) ending on date of conversion of this Note or (ii) the date hereof, and matures on January 12, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 15% per annum for any period following the original Maturity Date, payable monthly.  On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a convertible debt in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $23,750 in cash transaction costs, issued 166,667 common shares valued at $50,000 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on October 13, 2027. This convertible debt is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, is convertible at the lower of the lowest trading price during the previous 20 Trading Day period either (i) ending on date of conversion of this Note or (ii) the date hereof, and matures on April 13, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 18% per annum for any period following the original Maturity Date, payable monthly.

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

NOTE 12 – INCOME TAXES

As of September 30, 2022, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $3,603,453 (June 30, 2022 - $2,909,935) for the three month period ended September 30, 2022. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2042. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

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

Results of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenues

We are in development stage and generated $Nil revenue for the three months ended September 30, 2022 compared to $Nil for the three months ended September 30, 2021.

Operating Expenses

We incurred total operating expenses of $1,125,798 for the three months ended September 30, 2022, compared to $442,997 for the three months ended September 30, 2021. These amounts consisted of the following:

	2022	2021
General & administration	$255,145	$260,341
Professional fees	64,962	117,274
Sales & marketing	180,324	65,382
Share-based compensation	625,367	-
Total operating expenses	$1,125,798	$442,997

Overall operating expenses increased by $682,801 to $1,125,798 for the three months ended September 30, 2022, as compared to $442,997 for the three months ended September 30, 2021. Sales and marketing increased by $114,942 as a result of the initial commercialization of the first version of the Tego Guardian. Share-based compensation expense increased $625,367 as a result of  the issuance of the non-qualified stock options and performance stock units.

Net Loss

We incurred a net loss of $1,322,565 for the three months ended September 30, 2022 compared to a net loss of $472,212 for the three months ended September 30, 2021.

Liquidity and Capital Resources

As at September 30, 2022, we have a working capital deficit of $255,007, a net loss of $1,322,565 and have earned no revenue to cover our operating costs. We have $37,459 cash on hand and our burn rate is approximately $150,000 per month. We intend to fund future operations through debt or equity financing arrangements. Our ability to realize our business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through debt, public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the three months ended September 30, 2022, the cash flows used in our operating activities was $404,220  compared to $416,680 for the three months ended September 30, 2021. This amount was primarily related to a (i) net loss of $2,219,528; (ii) share based compensation of $1,522,330; and (iii) shares issued for services of $137,500.

Cash Flow from Investing Activities

For the three months ended September 30, 2022, the net cash used in investing activities by the Company was $96,063 compared to $36,950 for the three months ended September 30, 2021. The amount was related to the capitalization of software development costs and purchase of computer equipment.

Cash Flow from Financing Activities

For the three months ended September 30, 2022, the net cash provided by financing activities by the Company was $490,000 compared to $1,355,202 for the three months ended September 30, 2021. The cash provided by financing activities is related to the proceeds received from the issuance of convertible debt and sales of our common stock.

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

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three month period ended September 30, 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of September 30, 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2022 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel:  We do not employ a full time Chief Financial Officer. Shannon Wilkinson serves as President and Chief Executive Officer. We recently appointed Dr. Earl Johnson as Chief Financial Officer. He initially will be employed on a part-time basis until our operations warrant a full time CFO. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended September 30, 2022, in accordance with GAAP. The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022.

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

There have been no changes in our internal control over financial reporting subsequent to the three month period ended September 30, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12, 2022, the Company issued 350,000 common shares at a price of $0.50 per share for transaction costs associated with a convertible debt.

On July 15, 2022, the Company issued 175,000 common shares at a price of $0.50 per share for transaction costs associated with a convertible debt.

On July 18, 2022, the Company issued 175,000 common shares at a price of $0.50 per share for transaction costs associated with a convertible debt.

On July 26, 2022, the Company issued 275,000 common shares at a price of $0.50 per share for marketing and branding services valued at $137,500.

On October 12, 2022, the Company issued 416,667 common shares at a price of $0.30 per share for transaction costs associated with a convertible debt.

On October 13, 2022, the Company issued 208,333 common shares at a price of $0.30 per share for transaction costs associated with a convertible debt.

On October 13, 2022, the Company issued 208,333 common shares at a price of $0.30 per share for transaction costs associated with a convertible debt.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019 (2)
3.2	Bylaws (2)
4.1	2021 Equity Compensation Plan (3)
5.1	Opinion of Lockett + Horwitz regarding the legality of the securities being registered (1)
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and Cistck, dated June 4, 2020 (4)
10.2	Compilation of FirstFire Global Opportunities Fund, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (5)
10.3	Compilation of GS Capital Partners, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (6)
10.4	Compilation of Analytico Services Conseils Inc. Securities Purchase Agreement, Convertible Promissory Note and Warrant (7)
10.5	Compilation of Reynald Thauvette and Dominique Joyal Securities Purchase Agreement, Convertible Promissory Note and Warrant (8)
10.6	Master Services Agreement between the Company and IONnovate, LLC dated September 3, 2021 (9)
10.7	Employment Agreement between the Company and Shannon Wilkinson dated January 3, 2022 (10)
10.8	Employment Agreement between the Company and Chris C. White dated January 3, 2022 (11)
10.9	Employment Agreement between the Company and Earl R. Johnson dated April 26, 2022 (12)
10.10	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant (13)
10.11	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (14)
10.12	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (15)
10.13	Employment Agreement between the Company and Alissa V. Knight dated July 26, 2022 (16)
10.14	Amendment to Employment Agreement between the Company and Chris C. White dated August 1, 2022 (17)
10.15	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant (18)
10.16	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (19)
10.17	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (20)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Labels Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.
(2)	Previously filed as an exhibit to our Form S-1 on September 21, 2020.
(3)	Previously filed as an exhibit to our Post Effective Form S-8 Amendment No 1. on February 18, 2022
(4)	Previously filed as an exhibit to our Form S-1 Amendment No. 1 on October 27, 2020
(5)	Previously filed with the SEC on December 31, 2020 as an exhibit to our Form 8-K.
(6)	Previously filed with the SEC on March 30, 2021 as an exhibit to our Form 8-K.
(7)	Previously filed with the SEC on April 26, 2021 as an exhibit to our Form 8-K.
(8)	Previously filed with the SEC on April 30, 2021 as an exhibit to our Form 8-K.
(9)	Previously filed with the SEC on September 16, 2021 as an exhibit to our Form 8-K.
(10)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(11)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(12)	Previously filed with the SEC on April 27, 2022 as an exhibit to our Form 8-K.
(13)	Previously filed with the SEC on July 15, 2022 as an exhibit to our Form 8-K.
(14)	Previously filed with the SEC on July 19, 2022 as an exhibit to our Form 8-K.
(15)	Previously filed with the SEC on July 20, 2022 as an exhibit to our Form 8-K.
(16)	Previously filed with the SEC on July 28, 2022 as an exhibit to our Form 8-K.
(17)	Previously filed with the SEC on August 2, 2022 as an exhibit to our Form 8-K.
(18)	Previously filed with the SEC on October 14, 2022 as an exhibit to our Form 8-K.
(19)	Previously filed with the SEC on October 17, 2022 as an exhibit to our Form 8-K.
(20)	Previously filed with the SEC on October 18, 2022 as an exhibit to our Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: November 18, 2022	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: November 18, 2022	By:	/s/ Earl R. Johnson
Earl R. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)

