Form 10-Q/A
period 2022-09-30
Tego Cyber, Inc.
filed 2023-02-24
CIK 1815632

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒.

As of February 24, 2023, there were 34,681,377 shares of common stock issued and outstanding, par value $0.001 per share.

EXPLANATORY NOTE

Tego Cyber Inc. is filing this Amendment No. 1 on Form 10-Q/A for the period ended September 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2022 (the “Original Filing”).

This Amendment No. 1 on Form 10-Q/A is to amend the accounting treatment of the issuance of three promissory notes issued by the Company during the fiscal quarter ended September 30, 2022. In the original Form 10-Q filing, the promissory notes were reported as convertible which is incorrect.

For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 21, 2022, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date.

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

TEGO CYBER INC.

FORM 10-Q/A

SEPTEMBER 30, 2022

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022 (Unaudited)	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and the Three Months Ended September 30, 2021 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2022 and the Three Month Ended September 30, 2021 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2022 and September 30, 2021 (Unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements for the Three Months Ended September 30, 2022 (Unaudited)	F-6

TEGO CYBER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Expressed in US Dollars)

	September 30, 2022	June 30, 2022
ASSETS
Current assets
Cash	$37,459	$47,742
Accounts receivable	-	1,150
Prepaid expenses (Note 5)	111,978	66,119
Total current assets	149,437	115,011

Computer equipment, net	1,398	3,207
Software (Note 6)	507,185	411,122
TOTAL ASSETS	$658,020	$529,340

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable & accrued liabilities (Note 7)	$67,677	$66,066
Notes payable, net (Note 9)	342,702	-
TOTAL LIABILITIES	410,379	66,066

SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value 26,483,044 shares issued and outstanding at September 30, 2022 and 25,508,044 shares at June 30, 2022	26,483	25,508
Additional paid in capital	5,687,572	4,586,049
Accumulated deficit	(5,466,414)	(4,148,283)

TOTAL SHAREHOLDERS’ EQUITY	247,641	463,274

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$658,020	$529,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
OPERATING EXPENSES
General & administration	$880,512	$260,341
Professional fees	64,962	117,274
Sales & marketing	180,324	65,382

TOTAL OPERATING EXPENSES	1,125,798	442,997

NET OPERATING LOSS	(1,125,798)	(442,997)

OTHER EXPENSE
Accretion expense	(192,332)	(29,215)

TOTAL OTHER EXPENSE	(192,332)	(29,215)

NET LOSS	$(1,318,130)	$(472,212)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,305,571	19,335,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(Unaudited)

(Expressed in US Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholder Equity
Balances, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)	$728,046
Shares issued for cash	5,458,810	5,459	1,359,243	(9,500)	-	1,355,202
Net loss for the period ended September 30, 2021	-	-	-	-	(472,212)	(472,212)
Balances, September 30, 2021	23,755,321	$23,756	$3,079,874	$(20,000)	$(1,472,594)	$1,611,036

Balances, June 30, 2022	25,508,044	$25,508	$4,586,049	$-	$(4,148,284)	$463,274
Shares issued as transaction costs for notes payable	700,000	700	151,442	-	-	152,142
Shares issued for services	275,000	275	137,225	-	-	137,500
Share-based compensation	-	-	625,367	-	-	625,367
Shares issued with notes payable	-	-	-	-	-	-
Warrants issued with promissory notes	-	-	187,489	-	-	187,489
Net loss for the period ended September 30, 2022	-	-	-	-	(1,318,130)	(1,318,130)
Balances, September 30, 2022	26,483,044	$26,483	$5,687,572	$-	$(5,466,414)	$247,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,318,130)	$(472,212)

Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	137,500	-
Interest on short term debt	-	1,816
Amortization	1,809	-
Accretion expense	-	29,215
Amortization of discount of debt issuance	192,332	-
Share-based compensation	625,367	-
Changes in operating assets and liabilities:
Accounts receivable	1,150	300
Prepaid expenses	(45,859)	9,273
Accounts payable and accrued liabilities	1,611	14,928
NET CASH USED IN OPERATING ACTIVITIES	(404,220)	(416,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(96,063)	(36,950)
NET CASH USED IN INVESTING ACTIVITIES	(96,063)	(36,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	-	1,355,202
Cash received from issuance of notes payable	540,000	-
Cash Costs for promissory notes	(50,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	490,000	1,355,202

NET INCREASE (DECREASE) IN CASH	(10,283)	901,572
CASH AT BEGINNING OF THE PERIOD	47,742	583,015
CASH AT END OF THE PERIOD	$37,459	$1,484,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$12,666	$-
Cash paid for taxes	-	-

NON-CASH TRANSACTIONS
Shares issued as transaction costs for notes payable	$152,142	-
Shares issued for services	$137,500	-
Warrants issued with notes payable	$187,489	-

The accompanying notes are an integral part of these unaudited condensed consolidated audited financial statements

  TEGO CYBER INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s head office is at 8565 S. Eastern Ave. #150, Las Vegas, Nevada, 89123.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended June 30, 2022.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At September 30, 2022, the Company had a negative working capital of $260,942. For the three months ended September 30, 2022, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three-month period ended September 30, 2022 and the year ended June 30, 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of September 30, 2022 and June 30, 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is amortized using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years and is not amortized until it is available for use by the Company.

Leases

The Company determines if an arrangement is a lease at inception. Operating and financing right-of-use assets and lease liabilities are included on the balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future lease payments. Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and amortization of the right-of-use asset. The lease terms may include options to extend or terminate the lease is it is reasonably certain the Company will exercise that option. The Company leases its corporate office located at 8565 S. Eastern Ave. #150, Las Vegas, Nevada. The initial lease term is for 12 months commencing on September 8, 2019 after which the term is on a month-to-month basis. After the initial term, the Company may cancel the lease agreement at any time by providing 30 days written notice. The Company has elected the short-term lease practical expedient of 12 months and has not recorded a lease.

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

NOTE 6 – SOFTWARE

The Company has developed an automated threat intelligence defense platform, marketed as Tego Guardian. Tego Guardian is a threat correlation and threat hunting application that integrates directly into existing Security Information and Event Management (SIEM) platforms to provide threat tracking, mapping of exposures, and assist with expediting remediation. With performance capable of querying over 1 million records in just 4 seconds, Tego Guardian saves security operations teams time and money in an environment where timing is everything as efforts are made to lower mean-time-to-detection (MTTD) and mean-time-to-response (MTTR). What makes Tego Guardian different from other cyber threat correlation applications, is that it is the first commercially available solution that was specifically developed for the customer’s existing SIEM platform. It operates within the platform environment, so security operations teams do not have to use multiple tools and views to complete a specific task or research a threat. Tego Guardian cross-correlates threats in real time and not only looks forward but also backwards in order to see if the organization’s network has been previously exposed (active foresight and hindsight). The first version of Tego Guardian integrates with the industry leading Splunk® SIEM platform. Tego Guardian is now available for download through Splunk’s app store and is compatible with Splunk Cloud and Splunk Enterprise versions: 9.0, 8.2, 8.1, and 8.0.

Balance, June 30, 2021	$75,750
Additions	335,372
Amortization	-
Balance, June 30, 2022	$411,122
Additions	96,063
Amortization	-
Balance, September 30, 2022	$507,185

As at September 30, 2022, the software was not generating revenue and no amortization has been recorded for the periods then ended. It is expected the software will begin to generate revenue in the quarter ending December 31, 2022.

NOTE 7 – ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable & accrued liabilities balance as of September 30, 2022 and June 30, 2022 consisted of the following:

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

During the three-month period ended September 30, 2022, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, President, Secretary and Treasurer of the Company for management fees of $Nil (September 30, 2021 - $45,000) and gross wages of $30,000 (September 30, 2021 - $8,692).

During the three-month period ended September 30, 2022, there were transactions incurred between the Company and Earl Johnson, Chief Financial Officer of the Company for gross wages of $9,000 (September 30, 2021 - $Nil).

During the three-month period ended September 30, 2022, there were transactions incurred between the Company and Chris White, Director and Chief Information Security Officer of the Company for management fees of $Nil (September 30, 2021 - $12,500) and gross wages of $12,500 (September 30, 2021 - $6,519).

During the three-month period ended September 30, 2022, there were transactions incurred between the Company and Troy Wilkinson, Director of the Company for management fees of $10,000 (September 30, 2021 - $20,000).

NOTE 9 – NOTES PAYABLE (convertible only at default)

(a)	On July 12, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $300,000 at $270,000 with a $30,000 original issue discount. In connection with this note, the Company paid an additional $27,500 in cash transaction costs, issued 350,000 common shares valued at $175,000 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. The warrants were calculated to have a fair value of $215,638 as at September 30, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification.

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 12% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a relative fair market value of the shares on the issuance date.

In connection with the notes, the Company issued warrants indexed to an aggregate 500,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $93,740.

The Company also agreed to pay a commitment fee of $175,000 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 350,000 common shares of the Company. Under ASC 1.2.2 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $76,074.

As at September 30, 2022, the carrying value of this note payable was $171,518 (September 30, 2021 - $Nil) net of $128,482 unamortized discounts.

(b)	On July 15, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $87,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 15, 2027. This promissory note is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification.

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 12% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a fair market value of the shares on the issuance date.

In connection with the notes, the Company issued warrants indexed to an aggregate 250,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $46,878.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification.

The Company also agreed to pay a commitment fee of $87,500 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 175,000 common shares of the Company. Under ASC 1.2.2 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $38,033.

As at September 30, 2022, the carrying value of this note payable was $86,129 (September 30, 2021 - $Nil) net of $63,871 unamortized discounts.

(c)	On July 18, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable e in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $87,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 18, 2027. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification.

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 12% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a fair market value of the shares on the issuance date.

In connection with the notes, the Company issued warrants indexed to an aggregate 250,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $46,871.

The Company also agreed to pay a commitment fee of $87,500 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 175,000 common shares of the Company. Under ASC 1.2.2 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $38,034.

As at September 30, 2022, the carrying value of this note payable was $85,055 (September 30, 2021 - $Nil) net of $64,945 unamortized discounts.

NOTE 10 – COMMON SHARES

Common Stock

At September 30, 2022, the Company’s authorized capital consisted of 50,000,000 of common shares with a par value of $0.001

During the three-month period ended September 30, 2022, the Company incurred the following transactions:

On July 12, 2022, the Company issued 350,000 common shares at a relative fair value of $0.22 per share for transaction costs associated with the issuance of a note payable.

On July 15, 2022, the Company issued 175,000 common shares at a relative fair value of $0.22 per share for transaction costs associated with the issuance of a note payable.

On July 18, 2022, the Company issued 175,000 common shares at a relative fair value of $0.22 per share for transaction costs associated with the issuance of a note payable.

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

On July 12, 2022, the Company granted 500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $215,638 using the Black Scholes Option Pricing Model and they were recorded at $93,740 in additional paid-in capital under using the relative fair value method.

On July 15, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a   note payable financing transaction (Note 9). The warrants were valued at $107,848 using the Black Scholes Option Pricing Model and they were recorded at $46,878 in additional paid-in capital under using the relative fair value method.

On July 18, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $107,831 using the Black Scholes Option Pricing Model and they were recorded at $46,871 in additional paid-in capital under the using relative fair value method.

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

September 30, 2022
Stock price	$0.50 - $0.51
Risk-free interest rate	3.19%-3.22%
Expected life	5 Years
Expected dividend rate	0
Expected volatility	103.20% - 103.28%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2022	3,014,246	$0.25
Granted	1,000,000	0.25
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2022	4,014,246	$0.25

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

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted Average Exercise Price
Outstanding, June 30, 2022	6,000,000	$0.65
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2022	6,000,000	$0.65

At September 30, 2022, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	125,000	$0.65	9.27	January 3, 2032
January 4, 2022	5,875,000	5,875,000	0.65	9.27	January 4, 2032
Total	6,000,000	6,000,000	$0.65	9.27

During the three-month period ended September 30, 2022, the Company recorded $382,577 as share-based compensation relating to the issuance of the non-qualified stock options.

The fair value of the options granted during the year ended September 30, 2022 was estimated on the date of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Performance Units	Weighted Average Exercise Price
Outstanding, June 30, 2022	4,000,000	$-
Granted	-	-
Released	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2022	4,000,000	$-

At September 30, 2022, the Company had the following performance units outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
March 8, 2022	4,000,000	4,000,000	USD $0.00	4.25	December 31, 2026
Total	4,000,000	4,000,000	USD $0.00	4.25

During the three-month period ended September 30, 2022, the Company recorded $242,790 as share-based compensation relating to the issuance of the performance units.

The fair value of the performance units granted during the year ended September 30, 2022 was estimated on the date of the grant date using N(d2) output from a Black-Sholes model to calculate the value of the award multiplying N(d2) by the current stock price as of the valuation date with the following weighted average assumptions:

Expected volatility	85.0%
Requisite period	4.25 years
Risk-free interest rate (US Treasury Bond rate as of the grant date)	1.80%
Expected dividend yield	0%

NOTE 11 – INCOME TAXES

As of September 30, 2022, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $3,406,686 (June 30, 2022 - $2,909,935) for the three-month period ended September 30, 2022. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2042. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 12 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are limited to the Statement of Operations and have no effect on the reported results of operations.

NOTE 13 – SUBSEQUENT EVENTS

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $23,750 in cash transaction costs, issued 416,667 common shares valued at $50,000 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on October 13, 2027. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, and matures on April 13, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 18% per annum for any period following the original Maturity Date, payable monthly.

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $135,000 with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,300 common shares valued at $25,000 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October July 13, 2027. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly, , and matures on April 13, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 18% per annum for any period following the original Maturity Date, payable monthly.

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $135,000 with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,300 common shares valued at $25,000 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October July 13, 2027. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly,  and matures on April 13, 2023 (the “Maturity Date”). The Maturity Date may be extended by up to 6 months following the date of the original Maturity Date. In the event that the Maturity Date is extended, the interest rate shall increase to 18% per annum for any period following the original Maturity Date, payable monthly.

On November 29, 2022, the Company completed a private placement whereby a total of 100,000 common shares were issued for cash at a price of $0.10 per share for a total value of $10,000.

On December 5, 2022, the Company completed a private placement whereby a total of 400,000 common shares were issued for cash at a price of $0.10 per share for a total value of $40,000.

On January 6, 2023, the Company completed a private placement whereby a total of 100,000 common shares were sold for cash at a price of $0.10 per share for a total value of $10,000. Shares have yet to be issued.

On January 9, 2023, the Company issued 500,000 shares with a fair value of $100,000 to a non-related party in exchange for services.

On January 9, 2023, the Company issued 45,000 shares with a fair value of $9,000 to a non-related party in exchange for settlement of a debt.

On January 11, 2023, the Company completed a private placement whereby a total of 300,000 common shares were sold for cash at a price of $0.10 per share for a total value of $30,000.

On January 15, 2023, the Company completed a private placement whereby a total of 600,000 common shares were sold for cash at a price of $0.10 per share for a total value of $60,000.

On January 16, 2023, the Company completed a private placement whereby a total of 150,000 common shares were sold for cash at a price of $0.10 per share for a total value of $15,000.

On January 17, 2023, the Company completed various a private placement whereby a total of 70,000 common shares were sold for cash at a price of $0.10 per share for a total value of $7,000.

On January 21, 2023, the Company completed various private placements whereby a total of 1,115,000 common shares were issued for cash at a price of $0.10 per share for a total value of $111,500.

On January 22, 2023, the Company completed a private placement whereby a total of 15,000 common shares were sold for cash at a price of $0.10 per share for a total value of $1,500.

On January 23, 2023, the Company completed various private placements whereby a total of 430,000 common shares were sold for cash at a price of $0.10 per share for a total value of $43,000.

On January 24, 2023, the Company completed a private placement whereby a total of 1,000,000 common shares were sold for cash at a price of $0.10 per share for a total value of $100,000.

On January 25, 2023, the Company completed a private placement whereby a total of 100,000 common shares were sold for cash at a price of $0.10 per share for a total value of $10,000.

On January 28, 2023, the Company completed a private placement whereby a total of 150,000 common shares were sold for cash at a price of $0.10 per share for a total value of $15,000.

On January 30, 2023, the Company completed various private placement whereby a total of 850,000 common shares were sold for cash at a price of $0.10 per share for a total value of $85,000.

On February 6, 2023, the Company completed a private placement whereby a total of 225,000 common shares were sold for cash at a price of $0.10 per share for a total value of $22,500. Shares have yet to be issued.

On February 6, 2023, the Company issued 1,000,000 shares with a fair value of $200,000 to a non-related party in exchange for services.

On February 7, 2023, the Company completed a private placement whereby a total of 215,000 common shares were sold for cash at a price of $0.10 per share for a total value of $21,500.

On February 14, 2023, the Company completed a private placement whereby a total of 1,000,000 common shares were sold for cash at a price of $0.10 per share for a total value of $100,000. Shares have yet to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Operating Expenses

We incurred total operating expenses of $1,125,798 for the three months ended September 30, 2022, compared to $442,997 for the three months ended September 30, 2021. These amounts consisted of the following:

	2022	2021
General & administration	$880,512	$260,341
Professional fees	64,962	117,274
Sales & marketing	180,324	65,382
Total operating expenses	$1,125,798	$442,997

General & administration increased by $620,171 to $880,512 for the three months ended September 30, 2022, as compared to $260,341 for the three months ended September 30, 2021, due to share-based compensation of $625,367  relating to the  issuance of  non-qualified stock options and performance stock units.  Professional fees decreased by $52,312 to $64,962 for the three months ended September 30, 2022, as compared to $117,274 for the three months ended September 30, 2021, as we had completed our initial public listing on the OTCQB.

Sales & marketing increased $114,942 to $180,324 for the three months ended September 30, 2022, as compared to $65,382 for the three months ended September 30, 2021, due to the commercialization of the first version of our application.

Net Loss

We incurred a net loss of $1,318,130 for the three months ended September 30, 2022 compared to a net loss of $472,212 for the three months ended September 30, 2021.

Liquidity and Capital Resources

As at September 30, 2022, we have a working capital deficit of $260,942, a net loss of $1,318,130 and have earned no revenue to cover our operating costs. We have $37,459 cash on hand and our burn rate is approximately $150,000 per month. We intend to fund future operations through debt or equity financing arrangements. Our ability to realize our business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through debt, public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the three months ended September 30, 2022, the cash flows used in our operating activities was $404,220 compared to $416,680 for the three months ended September 30, 2021. This amount was primarily related to a net loss of $1,318,130 and share based compensation of $625,367.

Cash Flow from Investing Activities

For the three months ended September 30, 2022, the net cash used in investing activities by the Company was $96,063 compared to $36,950 for the three months ended September 30, 2021. The amount was related to the capitalization of software development costs.

Cash Flow from Financing Activities

For the three months ended September 30, 2022, the net cash provided by financing activities by the Company was $490,000 compared to $1,355,202 for the three months ended September 30, 2021. The cash provided by financing activities is related to the proceeds received from the issuance of notes payable debt and sales of our common stock.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and cash flows of the Company for the three months ended September 30, 2022, and the three months ended September 30, 2021 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the fiscal periods ended September 30, 2022 and June 30, 2022, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three-month period ended September 30, 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of September 30, 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

The Company has no revenue in this period, however, when the Company has revenue from providing consulting and management services under Topic 606 will be recognized in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share. .

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2022, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

On July 12, 2022, the Company issued 350,000 common shares at a relative fair value of $0.22 per share for transaction costs associated with the issuance of a note payable.

On July 15, 2022, the Company issued 175,000 common shares at a relative fair value of $0.22  per share for transaction costs associated with the issuance of a note payable.

On July 18, 2022, the Company issued 175,000 common shares at a relative fair value of $0.22 per share for transaction costs associated with the issuance of a note payable.

On July 26, 2022, the Company issued 275,000 common shares at a price of $0.50 per share for marketing and branding services valued at $137,500.

On October 12, 2022, the Company issued 416,667 common shares at a price of $0.30 per share for transaction costs associated with the issuance of a note payable.

On October 13, 2022, the Company issued 208,333 common shares at a price of $0.30 per share for transaction costs associated with the issuance of a note payable.

On October 13, 2022, the Company issued 208,333 common shares at a price of $0.30 per share for transaction costs associated with the issuance of a note payable.

On November 29, 2022, the Company completed a private placement whereby a total of 100,000 common shares were issued for cash at a price of $0.10 per share for a total value of $10,000.

On December 5, 2022, the Company completed a private placement whereby a total of 400,000 common shares were issued for cash at a price of $0.10 per share for a total value of $40,000.

On January 6, 2023, the Company completed a private placement whereby a total of 100,000 common shares were sold for cash at a price of $0.10 per share for a total value of $10,000. Shares have yet to be issued.

On January 9, 2023, the Company issued 500,000 shares with a fair value of $100,000 to a non-related party in exchange for services.

On January 9, 2023, the Company issued 45,000 shares with a fair value of $9,000 to a non-related party in exchange for settlement of a debt.

On January 11, 2023, the Company completed a private placement whereby a total of 300,000 common shares were sold for cash at a price of $0.10 per share for a total value of $30,000.

On January 15, 2023, the Company completed a private placement whereby a total of 600,000 common shares were sold for cash at a price of $0.10 per share for a total value of $60,000.

On January 16, 2023, the Company completed a private placement whereby a total of 150,000 common shares were sold for cash at a price of $0.10 per share for a total value of $15,000.

On January 17, 2023, the Company completed various a private placement whereby a total of 70,000 common shares were sold for cash at a price of $0.10 per share for a total value of $7,000.

On January 21, 2023, the Company completed various private placements whereby a total of 1,115,000 common shares were issued for cash at a price of $0.10 per share for a total value of $111,500.

On January 22, 2023, the Company completed a private placement whereby a total of 15,000 common shares were sold for cash at a price of $0.10 per share for a total value of $1,500.

On January 23, 2023, the Company completed various private placements whereby a total of 430,000 common shares were sold for cash at a price of $0.10 per share for a total value of $43,000.

On January 24, 2023, the Company completed a private placement whereby a total of 1,000,000 common shares were sold for cash at a price of $0.10 per share for a total value of $100,000.

On January 25, 2023, the Company completed a private placement whereby a total of 100,000 common shares were sold for cash at a price of $0.10 per share for a total value of $10,000.

On January 28, 2023, the Company completed a private placement whereby a total of 150,000 common shares were sold for cash at a price of $0.10 per share for a total value of $15,000.

On January 30, 2023, the Company completed various private placement whereby a total of 850,000 common shares were sold for cash at a price of $0.10 per share for a total value of $85,000.

On February 6, 2023, the Company completed a private placement whereby a total of 225,000 common shares were sold for cash at a price of $0.10 per share for a total value of $22,500.

On February 6, 2023, the Company issued 1,000,000 shares with a fair value of $200,000 to a non-related party in exchange for services.

On February 7, 2023, the Company completed a private placement whereby a total of 215,000 common shares were sold for cash at a price of $0.10 per share for a total value of $21,500.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019 (2)
3.2	Bylaws (2)
4.1	2021 Equity Compensation Plan (3)
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and Cistck, dated June 4, 2020 (4)
10.2	Compilation of FirstFire Global Opportunities Fund, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (5)
10.3	Compilation of GS Capital Partners, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (6)
10.4	Compilation of Analytico Services Conseils Inc. Securities Purchase Agreement, Convertible Promissory Note and Warrant (7)
10.5	Compilation of Reynald Thauvette and Dominique Joyal Securities Purchase Agreement, Convertible Promissory Note and Warrant (8)
10.6	Master Services Agreement between the Company and IONnovate, LLC dated September 3, 2021 (9)
10.7	Employment Agreement between the Company and Shannon Wilkinson dated January 3, 2022 (10)
10.8	Employment Agreement between the Company and Chris C. White dated January 3, 2022 (11)
10.9	Employment Agreement between the Company and Earl R. Johnson dated April 26, 2022 (12)
10.10	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant (13)
10.11	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (14)
10.12	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (15)
10.13	Employment Agreement between the Company and Alissa V. Knight dated July 26, 2022 (16)
10.14	Amendment to Employment Agreement between the Company and Chris C. White dated August 1, 2022 (17)
10.15	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant (18)
10.16	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (19)
10.17	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (20)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)/*	Filed herewith.
(2)	Previously filed as an exhibit to our Form S-1 on September 21, 2020.
(3)	Previously filed as an exhibit to our Post Effective Form S-8 Amendment No 1. on February 18, 2022
(4)	Previously filed as an exhibit to our Form S-1 Amendment No. 1 on October 27, 2020
(5)	Previously filed with the SEC on December 31, 2020 as an exhibit to our Form 8-K.
(6)	Previously filed with the SEC on March 30, 2021 as an exhibit to our Form 8-K.
(7)	Previously filed with the SEC on April 26, 2021 as an exhibit to our Form 8-K.
(8)	Previously filed with the SEC on April 30, 2021 as an exhibit to our Form 8-K.
(9)	Previously filed with the SEC on September 16, 2021 as an exhibit to our Form 8-K.
(10)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(11)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(12)	Previously filed with the SEC on April 27, 2022 as an exhibit to our Form 8-K.
(13)	Previously filed with the SEC on July 15, 2022 as an exhibit to our Form 8-K.
(14)	Previously filed with the SEC on July 19, 2022 as an exhibit to our Form 8-K.
(15)	Previously filed with the SEC on July 20, 2022 as an exhibit to our Form 8-K.
(16)	Previously filed with the SEC on July 28, 2022 as an exhibit to our Form 8-K.
(17)	Previously filed with the SEC on August 2, 2022 as an exhibit to our Form 8-K.
(18)	Previously filed with the SEC on October 14, 2022 as an exhibit to our Form 8-K.
(19)	Previously filed with the SEC on October 17, 2022 as an exhibit to our Form 8-K.
(20)	Previously filed with the SEC on October 18, 2022 as an exhibit to our Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: February 24, 2023	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: February 24, 2023	By:	/s/ Earl R. Johnson
Earl R. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)

