Form 10-Q/A
period 2022-09-30
Tego Cyber, Inc.
filed 2023-03-21
CIK 1815632

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

EXPLANATORY NOTE

Tego Cyber Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A (Amendment No. 2) for the period ended September 30, 2022 (“Amendment No. 2 on Form 10-Q/A”), to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2022 (the “Original Filing”), and as amended by Amendment No. 1 to the Original Filing, filed with the SEC on February 24, 2023 (“Amendment No.1”).

The Company filed the Original Filing without the consent of BF Borgers CPA PC (“Borgers”) and subsequently discovered an error relating to the accounting treatment of the Company’s promissory notes and corresponding disclosures in the financial statement for the three months ended September 30, 2022. Borgers approved Amendment No. 1 as a Form 10-Q, not as a Form 10-Q/A. Consequently, the consolidated financial statements for the period ended September 30, 2022 as filed in the Original Filing and Amendment No. 1 should no longer be relied upon.

The purpose of this Amendment No. 2 on Form 10-Q/A is to file with the consent from Borgers and to correct errors in the Original Filing relating to the accounting treatment of the Company’s promissory notes and corresponding disclosures in the financial statement for the three months ended September 30, 2022.

The impact of the restatement on the Company’s unaudited financial statements for the three months ended September 30, 2022 to be filed in Amendment No. 2 are detailed below:

	As Originally Reported	Restatement Adjustment	As Restated
Condensed Consolidated Balance Sheet
Notes payable	$-	$342,702	$342,702
Convertible debt	336,767	(336,767)	-
Additional paid in capital	5,687,572	10,369	5,697,941
Accumulated deficit	(5,466,414)	(4,434)	(5,470,848)

Condensed Consolidated Statement of Operations
General & administration	255,145	625,367	880,512
Share based compensation	625,367	(625,367)	-
Interest on issuance of debts	196,767	(196,767)	-
Accretion expense	-	192,332	192,332

The amendments are reflected in Part I - Item 1. Financial Statements (Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations), Note 4 and 10 of the Notes to the Condensed Consolidated Financial Statements for the period ended September 30, 2022, and Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation. The remainder of the Original Filing and Amendment No. 1, including the financial statements, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Amendment No. 2 on Form 10-Q/A.

For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 21, 2022, the filing date of the Original Filing. We have made no attempt in this Amendment No. 2 on Form 10-Q/A to modify or update the disclosures presented in the Original Filing and Amendment No. 1 other than as noted in the previous paragraph. Except as noted above, this Amendment No. 2 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing on November 21, 2022. Accordingly, this Amendment No. 2 on Form 10-Q/A should be read in conjunction with the Original Filing, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including any amendments thereto.

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

TEGO CYBER INC.

FORM 10-Q/A

SEPTEMBER 30, 2022

4

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

TEGO CYBER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Expressed in US Dollars)

	September 30, 2022 (Restated)	June 30, 2022
ASSETS
Current assets
Cash	$37,459	$47,742
Accounts receivable	-	1,150
Prepaid expenses (Note 5)	111,978	66,119
Total current assets	149,437	115,011

Computer equipment, net	1,398	3,207
Software (Note 6)	507,185	411,122
TOTAL ASSETS	$658,020	$529,340

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable & accrued liabilities (Note 7)	$67,677	$66,066
Notes payable, net (Note 9)	342,702	-
TOTAL LIABILITIES	410,379	66,066

SHAREHOLDERS’ EQUITY
Common shares 50,000,000 shares authorized $0.001 par value 26,483,044 shares issued and outstanding at September 30, 2022 and 25,508,044 shares at June 30, 2022	26,483	25,508
Additional paid in capital	5,687,572	4,586,049
Accumulated deficit	(5,466,414)	(4,148,283)

TOTAL SHAREHOLDERS’ EQUITY	247,641	463,274

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$658,020	$529,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended September 30, 2022 (Restated)	Three Months Ended September 30, 2021
OPERATING EXPENSES
General & administration	$880,512	$260,341
Professional fees	64,962	117,274
Sales & marketing	180,324	65,382

TOTAL OPERATING EXPENSES	1,125,798	442,997

NET OPERATING LOSS	(1,125,798)	(442,997)

OTHER EXPENSE
Accretion expense	(192,332)	(29,215)

TOTAL OTHER EXPENSE	(192,332)	(29,215)

NET LOSS	$(1,318,130)	$(472,212)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,305,571	19,335,634

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended September 30, 2022 (Restated)	Three Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,318,130)	$(472,212)

Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	137,500	-
Interest on short term debt	-	1,816
Amortization	1,809	-
Accretion expense	-	29,215
Amortization of discount of debt issuance	192,332	-
Share-based compensation	625,367	-
Changes in operating assets and liabilities:
Accounts receivable	1,150	300
Prepaid expenses	(45,859)	9,273
Accounts payable and accrued liabilities	1,611	14,928
NET CASH USED IN OPERATING ACTIVITIES	(404,220)	(416,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(96,063)	(36,950)
NET CASH USED IN INVESTING ACTIVITIES	(96,063)	(36,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	-	1,355,202
Cash received from issuance of notes payable	540,000	-
Cash Costs for promissory notes	(50,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	490,000	1,355,202

NET INCREASE (DECREASE) IN CASH	(10,283)	901,572
CASH AT BEGINNING OF THE PERIOD	47,742	583,015
CASH AT END OF THE PERIOD	$37,459	$1,484,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$12,666	$-
Cash paid for taxes	-	-

NON-CASH TRANSACTIONS
Shares issued as transaction costs for notes payable	$152,142	-
Shares issued for services	$137,500	-
Warrants issued with notes payable	$187,489	-

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

NOTE 3 – GOING CONCERN UNCERTAINTY

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

NOTE 5 – RESTATEMENT OF FINANCIAL STATEMENT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

This Amendment No. 2 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q for the Company for the three months ended September 30, 2022, as originally filed with SEC on November 21, 2022 (“Original Filing”). This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three months ended September 30, 2022. Consequently, the previously filed consolidated financial statements for the period ended September 30, 2022 should no longer be relied upon.

The Company filed the Original Filing without the consent of with BF Borgers CPA PC (“Borgers), the Company’s independent registered public accounting firm, and subsequently discovered an error relating to the accounting treatment of the Company’s promissory notes and corresponding disclosures in the financial statement for the three months ended September 30, 2022. Borgers approved Amendment No. 1 as a Form 10-Q, not as a Form 10-Q/A. Consequently, the consolidated financial statements for the period ended September 30, 2022 as filed in the Original Filing and Amendment No. 1 should no longer be relied upon.

The impact of the restatement on the Company’s unaudited financial statements for the three months ended September 30, 2022 to be filed in Amendment No. 2 are detailed below:

	As Originally Reported	Restatement Adjustment	As Restated
Condensed Consolidated Balance Sheet
Notes payable	$-	$342,702	$342,702
Convertible debt	336,767	(336,767)	-
Additional paid in capital	5,687,572	10,369	5,697,941
Accumulated deficit	(5,466,414)	(4,434)	(5,470,848)

Condensed Consolidated Statement of Operations
General & administration	255,145	625,367	880,512
Share based compensation	625,367	(625,367)	-
Interest on issuance of debts	196,767	(196,767)	-
Accretion expense	-	192,332	192,332

NOTE 6 – PREPAID EXPENSES

Prepaid expense balance as of September 30, 2022 and June 30, 2022 consisted of the following:

	September 30, 2022	June 30, 2022
Advertising & promotion	$10,109	$5,500
Consultants & contractors	10,055	5,301
Platform costs	21,814	30,318
Software development	70,000	25,000
Total	$111,978	$66,119

NOTE 7 – SOFTWARE

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

NOTE 8 – ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable & accrued liabilities balance as of September 30, 2022 and June 30, 2022 consisted of the following:

	September 30, 2022	June 30, 2022
Exchange & listing fees	710	-
Legal & accounting	13,213	23,247
Platform costs	2,856	-
Software development	50,898	42,819
Total	$67,677	$66,066

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – NOTES PAYABLE (convertible only at default)

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

NOTE 11 – COMMON SHARES

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019 (2)
3.2	Bylaws (2)
4.1	2021 Equity Compensation Plan (3)
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and Cistck, dated June 4, 2020 (4)
10.2	Compilation of FirstFire Global Opportunities Fund, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (5)
10.3	Compilation of GS Capital Partners, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (6)
10.4	Compilation of Analytico Services Conseils Inc. Securities Purchase Agreement, Convertible Promissory Note and Warrant (7)
10.5	Compilation of Reynald Thauvette and Dominique Joyal Securities Purchase Agreement, Convertible Promissory Note and Warrant (8)
10.6	Master Services Agreement between the Company and IONnovate, LLC dated September 3, 2021 (9)
10.7	Employment Agreement between the Company and Shannon Wilkinson dated January 3, 2022 (10)
10.8	Employment Agreement between the Company and Chris C. White dated January 3, 2022 (11)
10.9	Employment Agreement between the Company and Earl R. Johnson dated April 26, 2022 (12)
10.10	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant (13)
10.11	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (14)
10.12	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (15)
10.13	Employment Agreement between the Company and Alissa V. Knight dated July 26, 2022 (16)
10.14	Amendment to Employment Agreement between the Company and Chris C. White dated August 1, 2022 (17)

10.15	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant (18)
10.16	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (19)
10.17	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (20)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	*Filed herewith.
(2)	Previously filed as an exhibit to our Form S-1 on September 21, 2020.
(3)	Previously filed as an exhibit to our Post Effective Form S-8 Amendment No 1. on February 18, 2022
(4)	Previously filed as an exhibit to our Form S-1 Amendment No. 1 on October 27, 2020
(5)	Previously filed with the SEC on December 31, 2020 as an exhibit to our Form 8-K.
(6)	Previously filed with the SEC on March 30, 2021 as an exhibit to our Form 8-K.
(7)	Previously filed with the SEC on April 26, 2021 as an exhibit to our Form 8-K.
(8)	Previously filed with the SEC on April 30, 2021 as an exhibit to our Form 8-K.
(9)	Previously filed with the SEC on September 16, 2021 as an exhibit to our Form 8-K.
(10)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(11)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(12)	Previously filed with the SEC on April 27, 2022 as an exhibit to our Form 8-K.
(13)	Previously filed with the SEC on July 15, 2022 as an exhibit to our Form 8-K.
(14)	Previously filed with the SEC on July 19, 2022 as an exhibit to our Form 8-K.
(15)	Previously filed with the SEC on July 20, 2022 as an exhibit to our Form 8-K.
(16)	Previously filed with the SEC on July 28, 2022 as an exhibit to our Form 8-K.
(17)	Previously filed with the SEC on August 2, 2022 as an exhibit to our Form 8-K.
(18)	Previously filed with the SEC on October 14, 2022 as an exhibit to our Form 8-K.
(19)	Previously filed with the SEC on October 17, 2022 as an exhibit to our Form 8-K.
(20)	Previously filed with the SEC on October 18, 2022 as an exhibit to our Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: March 21, 2023	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2023	By:	/s/ Earl R. Johnson
Earl R. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)

