Form 10-Q
period 2022-12-31
Tego Cyber, Inc.
filed 2023-04-07
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of April 7, 2023, there were 40,514,710 shares of common stock issued and outstanding, par value $0.001 per share.

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

2

TEGO CYBER INC.

FORM 10-Q

DECMBER 31, 2022

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Condensed Consolidated Balance Sheets as of December 31, 2022 (Unaudited) and June 30, 2022	F-2

Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2022 and the Three and Six Months Ended December 31, 2021 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Six Months Ended December 31, 2022 and the Six Months Ended December 31, 2021 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2022 and the Six Months ended December 31, 2021 (Unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements for the Six Months Ended December 31, 2022 and 2021 (Unaudited)	F-6

TEGO CYBER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Expressed in US Dollars)

	December 31, 2022	June 30, 2022
ASSETS
Current assets
Cash	$2,413	$47,742
Accounts receivable	-	1,150
Prepaid expenses (Note 5)	60,810	66,118
Total current assets	63,223	115,010
Computer equipment, net	494	3,207
Software (Note 6)	544,693	411,122
TOTAL ASSETS	$608,410	$529,339

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable & accrued liabilities (Note 7)	$135,636	$66,066
Notes payable, net (Note 9)	718,539	-
TOTAL LIABILITIES	854,175	66,066

SHAREHOLDERS’ EQUITY (DEFICIT)
Common shares 50,000,000 shares authorized $0.001 par value 27,816,377 shares issued and outstanding at December 31, 2022 and 25,508,044 shares at June 30, 2022	27,816	25,508
Additional paid in capital	6,519,981	4,586,049
Accumulated deficit	(6,793,562)	(4,148,284)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(245,765)	463,273

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$608,410	$529,339

The accompanying notes are an integral part of these unaudited condensed consolidated audited financial statements

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
REVENUE
Consulting services	$-	$1,050	$-	$1,050
TOTAL REVENUE	-	1,050	-	1,050

OPERATING EXPENSES
General & administration	839,047	331,661	1,719,559	574,388
Professional fees	88,218	159,251	153,180	294,139
Sales & marketing	55,864	37,241	236,188	102,623
TOTAL OPERATING EXPENSES	983,129	528,153	2,108,927	971,150

NET OPERATING LOSS	(983,129)	(527,103)	(2,108,927)	(970,100)

OTHER INCOME (EXPENSE)
Accretion expense	(344,019)	(36,917)	(536,351)	(66,132)
TOTAL OTHER INCOME (EXPENSE)	(344,019)	(36,917)	(536,351)	(66,132)

NET LOSS	$(1,327,148)	$(564,020)	$(2,645,278)	$(1,036,232)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.03)	$(0.10)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,346,450	19,387,699	26,821,676	20,763,618

The accompanying notes are an integral part of these unaudited condensed consolidated audited financial statements

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX  MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

(Expressed in US Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholder Equity (Deficit)
Balances, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)	$728,046
Shares issued for cash	5,458,810	5,559	1,409,143	10,500	-	1,425,202
Shares issued for services	68,673	68	51,221			51,289
Shares issued for settlement of debt	937,151	937	92,778			93,715
Shares issued as prepaid expenses	134,899	135	103,826			103,961
Net loss	-	-	-	-	(1,036,232)	(1,036,232)
Balances, December 31, 2021	24,996,044	$24,996	$3,377,599	$-	$(2,036,614)	$1,365,981

Balances, June 30, 2022	25,508,044	$25,508	$4,586,049	$-	$(4,148,284)	$463,273
Shares issued as transaction costs for notes payable	1,533,333	1,533	231,505	-	-	233,038
Shares issued for services	275,000	275	137,225	-	-	137,500
Shares issued from private placements	500,000	500	49,500	-	-	50,000
Share-based compensation	-	-	1,205,929	-	-	1,205,929
Warrants issued with promissory notes	-	-	309,773	-	-	309,773
Net loss	-	-	-	-	(2,645,278)	(2,645,278)
Balances, December 31, 2022	27,816,377	$27,816	$6,519,981	$-	$(6,793,562)	$(245,765)

The accompanying notes are an integral part of these unaudited condensed consolidated audited financial statements

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX  MONTHS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

(Unaudited)

(Expressed in US Dollars)

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$2,645,278)	$(1,036,232)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	137,500	51,289
Interest on short term debt	-	4,962
Amortization and depreciation	29,684	324
Accretion expense	-	66,132
Amortization of discount of debt issuance	536,351	-
Share-based compensation	1,205,929	-
Changes in operating assets and liabilities:
Accounts receivable	1,150	300
Prepaid expenses	5,308	68,812
Accounts payable and accrued liabilities	69,570	(7,650)
NET CASH USED IN OPERATING ACTIVITIES	(659,786)	(852,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer equipment	-	(1,178)
Software	(160,543)	(164,715)
NET CASH USED IN INVESTING ACTIVITIES	(160,543)	(165,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	-	1,425,202
Proceeds from private placements	50,000	-
Cash received from issuance of notes payable	810,000	-
Cash costs for promissory notes	(85,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	775,000	1,425,202

NET INCREASE (DECREASE) IN CASH	(45,329)	407,246
CASH AT BEGINNING OF THE PERIOD	47,742	583,015
CASH AT END OF THE PERIOD	$2,413	$990,261

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$12,666	$-
Income taxes	-	-

NON-CASH TRANSACTIONS
Software included in accounts payable and accrued liabilities	$-	$1,708
Shares issued for prepaid expenses	$-	$103,961
Shares issued as transaction costs with notes payable	$152,143	$-
Shares issued for services	$137,500	$-
Warrants issued with notes payable	$309,773	$-

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

The Company’s head office is at 8565 S. Eastern Ave. #150, Las Vegas, Nevada, 89123.

NOTE 2 – BASIS OF PRESENTATION

Basis of Preparation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended June 30, 2022.

NOTE 3 – GOING CONCERN UNCERTAINTY

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. As at December 31, 2022, the Company had a negative working capital of $790,952. For the six months ended December 31, 2022, the Company sustained net losses and generated negative cash flows from operations. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at December 31, 2022, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the six month period ended December 31, 2022  and the year ended June 30, 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of December 31, 2022  and June 30, 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is amortized using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years. As at December 31, 2022, the software is deemed to be feasible and therefore, amortization has been recognized for the period then ended.

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

NOTE 5 – PREPAID EXPENSES

Prepaid expense balance as of December 31, 2022 and June 30, 2022 consisted of the following:

	December 31, 2022	June 30, 2022
Advertising & promotion	$-	$5,499
Consultants & contractors	-	5,301
Platform costs	13,310	30,318
Software development	47,500	25,000
Total	$60,810	$66,118

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

Balance, June 30, 2021	$75,750
Additions	335,372
Amortization	-
Balance, June 30, 2022	$411,122
Additions	160,543
Amortization	26,972
Balance, December 31, 2022	$544,693

As at December 31, 2022, the software is deemed to be feasible and therefore, amortization has been recognized for the period then ended.

NOTE 7 – ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable & accrued liabilities balance as of December 31, 2022 and June 30, 2022 consisted of the following:

	December 31, 2022	June 30, 2022
Advertising & promotion	23,750	-
Consulting	9,000
Exchange & listing fees	385	23,247
Legal & accounting	37,383	-
Software development	56,980	42,819
Accrued interest	8,138	-
Total	$135,636	$66,066

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

During the six month period ended December 31, 2022, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, President, Secretary and Treasurer of the Company for management fees of $Nil (December 31, 2021 - $45,000) and gross wages of $60,000 (December 31, 2021 - $43,505).

During the six month period ended December 31, 2022, there were transactions incurred between the Company and Earl Johnson, Chief Financial Officer of the Company for gross wages of $18,000 (December 31, 2021 - $Nil).

During the six month period ended December 31, 2022, there were transactions incurred between the Company and Chris White, Director and Chief Information Security Officer of the Company for management fees of $Nil (December 31, 2021 - $12,500) and gross wages of $20,000 (December 31, 2021 - $24,511).

During the six month period ended December 31, 2022, there were transactions incurred between the Company and Troy Wilkinson, Director of the Company for management fees of $25,500 (December 31, 2021 - $70,000).

NOTE 9 – NOTES PAYABLE (convertible only at default)

(a) On July 12, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $300,000 at $270,000 with a $30,000 original issue discount. In connection with this note, the Company paid an additional $27,500 in cash transaction costs, issued 350,000 common shares valued at $175,000 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. The warrants were calculated to have a fair value of $215,638 as at July 12, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

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

As at December 31, 2022, the carrying value of this note payable was $285,175 (December 31, 2021 - $Nil) net of $14,825 unamortized discounts.

(b) On July 15, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $87,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 15, 2027. The warrants were calculated to have a fair value of $107,848 as at July 15, 2022. This promissory note is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

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

As at December 31, 2022, the carrying value of this note payable was $142,630 (December 31, 2021 - $Nil) net of $7,370 unamortized discounts.

(c) On July 18, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable e in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $87,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 18, 2027. The warrants were calculated to have a fair value of $107,830 as at July 18, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

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

As at December 31, 2022, the carrying value of this note payable was $142,506 (December 31, 2021 - $Nil) net of $7,494 unamortized discounts.

(d) On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 with a $15,000 original issue discount. In connection with this note, the Company paid an additional $23,750 in cash transaction costs, issued 416,67 common shares valued at $125,000 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $183,950 as at October 13, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

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

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 15% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a relative fair market value of the shares on the issuance date.

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

The Company also agreed to pay a commitment fee of $125,000 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 416,667 common shares of the Company. Under ASC 1.2.2 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $40,448.

As at December 31, 2022, the carrying value of this note payable was $70,577 (December 31, 2021 - $Nil) net of $79,423 unamortized discounts.

(e) On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $62,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $94,475 as at October 13, 2022. This promissory note is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

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

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 15% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a fair market value of the shares on the issuance date.

In connection with the notes, the Company issued warrants indexed to an aggregate 250,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $30,571.

The Company also agreed to pay a commitment fee of $62,500 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 208,333 common shares of the Company. Under ASC 1.2.2 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $20,224.

As at December 31, 2022, the carrying value of this note payable was $38,825 (December 31, 2021 - $Nil) net of $36,175 unamortized discounts.

(f) On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $62,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $94,475 as at October 13, 2022. This promissory note is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

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

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 15% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a fair market value of the shares on the issuance date.

In connection with the notes, the Company issued warrants indexed to an aggregate 250,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $30,571.

The Company also agreed to pay a commitment fee of $62,500 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 208,333 common shares of the Company. Under ASC 1.2.2 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $20,224.

As at December 31, 2022, the carrying value of this note payable was $38,825 (December 31, 2021 - $Nil) net of $36,175 unamortized discounts.

The following table is a summary of maturities of the notes payable over the next five years:

Fiscal Year Ending June 30	Notes Payable Maturing
2023	$900,000
2024	$-
2025	$-
2026	$-
2027	$-

NOTE 10 – COMMON SHARES

Common Stock

As at December 31, 2022, the Company’s authorized capital consisted of 50,000,000 of common shares with a par value of $0.001

During the six month period ended December 31, 2022, the Company incurred the following transactions:

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

On October 13, 2022, the Company issued 416,667 common shares at a relative fair value of $0.30 per share for transaction costs associated with the issuance of a note payable.

On October 13, 2022, the Company issued 208,333 common shares at a relative fair value of $0.30 per share for transaction costs associated with the issuance of a note payable.

On October 13, 2022, the Company issued 208,333 common shares at a relative fair value of $0.30 per share for transaction costs associated with the issuance of a note payable.

During the period November 9, 2022 to December 5, 2022, the Company completed two  private placements whereby a total of 500,000 common shares were issued for a total proceeds of $50,000.

During the six month period ended December 31, 2021, the Company incurred the following transactions:

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

Warrants

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

On October 13, 2022, the Company granted 500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $188,950 using the Black Scholes Option Pricing Model and they were recorded at $61,142 in additional paid-in capital under the using relative fair value method.

On October 13, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $94,475 using the Black Scholes Option Pricing Model and they were recorded at $30,571 in additional paid-in capital under the using relative fair value method.

On October 13, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $94,475 using the Black Scholes Option Pricing Model and they were recorded at $30,571 in additional paid-in capital under the using relative fair value method.

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

December 31, 2022
Stock price	$0.45
Risk-free interest rate	4.11%
Expected life	5 Years
Expected dividend rate	0
Expected volatility	103.76%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2022	3,014,246	$0.25
Issued	1,000,000	0.25
Exercised	-	-
Expired	(1,100,000)	-
Outstanding, December 31, 2022	3,914,246	$0.25

As at December 31, 2022, the weighted average remaining contractual life of warrants outstanding was 2.51 years with a total intrinsic value of $939,419.

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

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted Average Exercise Price
Outstanding, June 30, 2022	6,000,000	$0.65
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2022	6,000,000	$0.65

As at December 31, 2022, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	125,000	$0.65	9.02	January 3, 2032
January 4, 2022	5,875,000	5,875,000	0.65	9.02	January 4, 2032
Total	6,000,000	6,000,000	$0.65	9.02

During the six month period ended December 31, 2022, the Company recorded $720,348 as share-based compensation relating to the issuance of the non-qualified stock options.

The fair value of the options granted during the year ended December 31, 2022 was estimated on the date of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

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

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Performance Units	Weighted Average Exercise Price
Outstanding, June 30, 2022	4,000,000	$-
Granted	-	-
Released	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2022	4,000,000	$-

At December 31, 2022, the Company had the following performance units outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
March 8, 2022	4,000,000	4,000,000	USD $0.00	4.00	December 31, 2026
Total	4,000,000	4,000,000	USD $0.00	4.00

During the six month period ended December 31, 2022, the Company recorded $485,581 as share-based compensation relating to the issuance of the performance units.

The fair value of the performance units granted during the six months ended December 31, 2022 was estimated on the date of the grant date using N(d2) output from a Black-Sholes model to calculate the value of the award multiplying N(d2) by the current stock price as of the valuation date with the following weighted average assumptions:

Expected volatility	85.0%
Requisite period	4.00 years
Risk-free interest rate (US Treasury Bond rate as of the grant date)	1.80%
Expected dividend yield	0%

NOTE 11 – INCOME TAXES

As of December 31, 2022, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $3,406,686 (June 30, 2022 - $2,909,935) for the six month period ended December 31, 2022. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2042. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

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

On January 17, 2023, the Company completed various  private placements whereby a total of 70,000 common shares were sold for cash at a price of $0.10 per share for a total value of $7,000.

On January 21, 2023, the Company completed various private placements whereby a total of 1,130,000 common shares were issued for cash at a price of $0.10 per share for a total value of $113,000.

On January 23, 2023, the Company completed various private placements whereby a total of 630,000 common shares were sold for cash at a price of $0.10 per share for a total value of $63,000.

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

On January 30, 2023, the Company completed various private placements whereby a total of 650,000 common shares were sold for cash at a price of $0.10 per share for a total value of $65,000.

On February 6, 2023, the Company issued 1,000,000 shares with a fair value of $200,000 to a non-related party in exchange for services.

On February 6, 2023, the Company completed various  private placements whereby a total of 225,000 common shares were sold for cash at a price of $0.10 per share for a total value of $22,500.

On February 7, 2023, the Company completed various  private placements whereby a total of 215,000 common shares were sold for cash at a price of $0.10 per share for a total value of $21,500.

On February 14, 2023, the Company completed various private placements whereby a total of 1,350,000 common shares were sold for cash at a price of $0.10 per share for a total value of $135,000.

On February 15, 2023, the Company completed a private placement whereby a total of 250,000 common shares were sold for cash at a price of $0.10 per share for a total value of $25,000.

On July 13, 2022, the Company entered into a securities purchase agreement with a non-related party in which the Company had issued a convertible debt in the principal amount of $300,000 at $270,000 with $30,000 original issue discount. In this agreement, the Company had issued 150,000 common shares and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. However, the Company and the non-related party have agreed and confirmed that certain Events of Default have occurred, including the Company’s failures to comply with its obligations and covenants with respect to: (i) failures to file registration statements and (ii) failures to comply with its obligations regarding the Subsequent Financings and the Purchaser’s rights thereto. As a result, on March 12, 2023, the Company and the non-related party have entered into a letter agreement in which the Company agreed to issue to the non-related party 2,233,333 restricted shares of the Company’s common stock at a price per share of $0.10 immediately upon the execution of the letter agreement as well as an additional 2,500,000 warrant shares exercisable at $0.25 per share. All other terms and conditions are to remain from the original agreement.

On January 9, 2023, the Company issued 2,000,000 shares with a fair value of $1,500,000 to a non-related party in exchange for services.

On March 24, 2023, the Company completed a private placement whereby a total of 750,000 common shares were sold for cash at a price of $0.10 per share for a total value of $75,000. The common shares have yet to be issued.

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

Results of operations for the three months ended December 31, 2022 compared to the three months ended December 31, 2021

Revenues

During the three months ended December 31, 2022, we completed the first version of our threat intelligence application but had not yet realized any revenue from it as we were in the process of commercializing it and securing paying users. For the three months ended December 31, 2021, the only revenue generated was  consulting services revenue of $1,050.

Operating Expenses

We incurred total operating expenses of $956,157  for the three months ended December 31, 2022, compared to $528,153 for the three months ended December 31, 2021. These amounts consisted of the following:

	2022	2021
General & administration	$839,047	$331,661
Professional fees	88,218	159,251
Sales & marketing	55,864	37,241
Total operating expenses	$983,129	$528,153

General & administration increased by $507,386 to $839,047 for the three months ended December 31, 2022, as compared to $331,661 for the three months ended December 31, 2021, due to share-based compensation of $580,562 relating to the issuance of non-qualified stock options and performance stock units. Professional fees decreased by $71,033 to $88,218 for the three months ended December 31, 2022, as compared to $159,251 for the three months ended December 31, 2021, as we had completed our initial public listing on the OTCQB. Sales & marketing increased $18,623 to $55,864 for the three months ended December 31, 2022, as compared $37,241 for the three months ended December 31, 2021, due to the commercialization of the first version of our application.

Net Operating Loss

We incurred a net operating loss of $983,129 for the three months ended December 31, 2022 compared to a net operating loss of $527,103 for the three months ended December 31, 2021.

Net Loss

We incurred a net loss of $1,327,148 for the three months ended December 31, 2022 compared to a net loss of $564,020 for the three months ended December 31, 2021.

Results of operations for the six months ended December 31, 2022 compared to the six months ended December 31, 2021

Revenues

During the six months ended December 31, 2022, we completed the first version of our threat intelligence application but had not yet realized any revenue from it as we were in the process of commercializing and monetizing the application to secure paying end users. For the three months ended December 31, 2021, the only revenue generated was  consulting services revenue of $1,050.

Operating Expenses

We incurred total operating expenses of $2,108,927 for the six months ended December 31, 2022, compared to $971,150 for the six months ended December 31, 2021. These amounts consisted of the following:

	2022	2021
General & administration	$1,719,559	$574,388
Professional fees	153,180	294,139
Sales & marketing	236,188	102,623
Total operating expenses	$2,108,927	$971,150

General & administration increased by $1,145,171 to $1,719,559 for the six months ended December 31, 2022, as compared to $574,388 for the six months ended December 31, 2021, due to share-based compensation of $1,205,929 relating to the issuance of non-qualified stock options and performance stock units. Professional fees decreased by $140,959 to $153,180 for the six months ended December 31, 2022, as compared to $294,139 for the six months ended December 31, 2021, as we had completed our initial public listing on the OTCQB. Sales & marketing increased $133,565 to $236,188 for the six months ended December 31, 2022, as compared to $102,623 for the six months ended December 31, 2021, due to the commercialization of the first version of our application.

Net Operating Loss

We incurred a net operating loss of $2,108,927 for the six months ended December 31, 2022 compared to a net loss of $970,100 for the six months ended December 31,

2021.

Net  Loss

We incurred a net  loss of $2,645,278 for the six months ended December 31, 2022 compared to a net loss of $1,036,232 for the six months ended December 31, 2021.

Liquidity and Capital Resources

As at December 31, 2022, we have a working capital deficit of $790,952 , a net loss of $2,645,278 and have earned $Nil revenue to cover our operating costs. We have $2,413 cash on hand and our burn rate is approximately $150,000 per month. We intend to fund future operations through debt or equity financing arrangements. Our ability to realize our business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through debt, public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the six months ended December 31, 2022, the cash flows used in our operating activities was $659,786 compared to $852,063 for the six months ended December 31, 2021. This amount was primarily related to a net loss of $2,645,278 and share based compensation of $1,205,929.

Cash Flow from Investing Activities

For the six months ended December 31, 2022, the net cash used in investing activities by the Company was $160,543 compared to $165,893 for the six months ended December 31, 2021. The amount was related to the capitalization of software development costs.

Cash Flow from Financing Activities

For the six months ended December 31, 2022, the net cash provided by financing activities by the Company was $775,000 compared to $1,425,202 for the six months ended December 31, 2021. The cash provided by financing activities is related to the proceeds received from the issuance of notes payable debt and sales of our common stock.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and cash flows of the Company for the three and six months ended December 31, 2022, and the three and six months ended December 31, 2021 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the fiscal periods ended December 31, 2022 and June 30, 2022, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the six month period ended December 31, 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of December 31, 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of  December 31, 2022, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel:  We do not employ a full time Chief Financial Officer. Shannon Wilkinson serves as President and Chief Executive Officer. On April 26, 2022, we appointed Dr. Earl Johnson as Chief Financial Officer. He initially will be employed on a part-time basis until our operations warrant a full time CFO. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the six  months ended December 31, 2022, in accordance with GAAP. The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the six month period ended December 31, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 17, 2023, the Company completed various  private placements whereby a total of 70,000 common shares were sold for cash at a price of $0.10 per share for a total value of $7,000.

On January 21, 2023, the Company completed various private placements whereby a total of 1,130,000 common shares were issued for cash at a price of $0.10 per share for a total value of $113,000.

On January 23, 2023, the Company completed various private placements whereby a total of 630,000 common shares were sold for cash at a price of $0.10 per share for a total value of $63,000.

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

On January 30, 2023, the Company completed various private placements whereby a total of 650,000 common shares were sold for cash at a price of $0.10 per share for a total value of $65,000.

On February 6, 2023, the Company issued 1,000,000 shares with a fair value of $200,000 to a non-related party in exchange for services.

On February 6, 2023, the Company completed various  private placements whereby a total of 225,000 common shares were sold for cash at a price of $0.10 per share for a total value of $22,500.

On February 7, 2023, the Company completed various  private placements whereby a total of 215,000 common shares were sold for cash at a price of $0.10 per share for a total value of $21,500.

On February 14, 2023, the Company completed various private placements whereby a total of 1,350,000 common shares were sold for cash at a price of $0.10 per share for a total value of $135,000.

On February 15, 2023, the Company completed a private placement whereby a total of 250,000 common shares were sold for cash at a price of $0.10 per share for a total value of $25,000.

On July 13, 2022, the Company entered into a securities purchase agreement with a non-related party in which the Company had issued a convertible debt in the principal amount of $300,000 at $270,000 with $30,000 original issue discount. In this agreement, the Company had issued 150,000 common shares and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. However, the Company and the non-related party have agreed and confirmed that certain Events of Default have occurred, including the Company’s failures to comply with its obligations and covenants with respect to: (i) failures to file registration statements and (ii) failures to comply with its obligations regarding the Subsequent Financings and the Purchaser’s rights thereto. As a result, on March 12, 2023, the Company and the non-related party have entered into a letter agreement in which the Company agreed to issue to the non-related party 2,233,333 restricted shares of the Company’s common stock at a price per share of $0.10 immediately upon the execution of the letter agreement as well as an additional 2,500,000 warrant shares exercisable at $0.25 per share. All other terms and conditions are to remain from the original agreement.

On January 9, 2023, the Company issued 2,000,000 shares with a fair value of $1,500,000 to a non-related party in exchange for services.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019 (2)
3.2	Bylaws (2)
4.1	2021 Equity Compensation Plan (3)
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and Cistck, dated June 4, 2020 (4)
10.2	Compilation of FirstFire Global Opportunities Fund, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (5)
10.3	Compilation of GS Capital Partners, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (6)
10.4	Compilation of Analytico Services Conseils Inc. Securities Purchase Agreement, Convertible Promissory Note and Warrant (7)
10.5	Compilation of Reynald Thauvette and Dominique Joyal Securities Purchase Agreement, Convertible Promissory Note and Warrant (8)
10.6	Master Services Agreement between the Company and IONnovate, LLC dated September 3, 2021 (9)
10.7	Employment Agreement between the Company and Shannon Wilkinson dated January 3, 2022 (10)
10.8	Employment Agreement between the Company and Chris C. White dated January 3, 2022 (11)
10.9	Employment Agreement between the Company and Earl R. Johnson dated April 26, 2022 (12)
10.10	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant (13)
10.11	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (14)
10.12	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (15)
10.13	Employment Agreement between the Company and Alissa V. Knight dated July 26, 2022 (16)
10.14	Amendment to Employment Agreement between the Company and Chris C. White dated August 1, 2022 (17)
10.15	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant (18)
10.16	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (19)
10.17	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (20)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)*	Filed herewith.
(2)	Previously filed as an exhibit to our Form S-1 on September 21, 2020.
(3)	Previously filed as an exhibit to our Post Effective Form S-8 Amendment No 1. on February 18, 2022
(4)	Previously filed as an exhibit to our Form S-1 Amendment No. 1 on October 27, 2020
(5)	Previously filed with the SEC on December 31, 2020 as an exhibit to our Form 8-K.
(6)	Previously filed with the SEC on March 30, 2021 as an exhibit to our Form 8-K.
(7)	Previously filed with the SEC on April 26, 2021 as an exhibit to our Form 8-K.
(8)	Previously filed with the SEC on April 30, 2021 as an exhibit to our Form 8-K.
(9)	Previously filed with the SEC on September 16, 2021 as an exhibit to our Form 8-K.
(10)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(11)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(12)	Previously filed with the SEC on April 27, 2022 as an exhibit to our Form 8-K.
(13)	Previously filed with the SEC on July 15, 2022 as an exhibit to our Form 8-K.
(14)	Previously filed with the SEC on July 19, 2022 as an exhibit to our Form 8-K.
(15)	Previously filed with the SEC on July 20, 2022 as an exhibit to our Form 8-K.
(16)	Previously filed with the SEC on July 28, 2022 as an exhibit to our Form 8-K.
(17)	Previously filed with the SEC on August 2, 2022 as an exhibit to our Form 8-K.
(18)	Previously filed with the SEC on October 14, 2022 as an exhibit to our Form 8-K.
(19)	Previously filed with the SEC on October 17, 2022 as an exhibit to our Form 8-K.
(20)	Previously filed with the SEC on October 18, 2022 as an exhibit to our Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: April 7, 2023	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: April 7, 2023	By:	/s/ Earl R. Johnson
Earl R. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)

