Form 10-Q
period 2023-03-31
Tego Cyber, Inc.
filed 2023-07-03
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of July 3, 2023, there were 46,443,282 shares of common stock issued and outstanding, par value $0.001 per share.

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

2

TEGO CYBER INC.

FORM 10-Q

MARCH 31, 2023

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and June 30, 2022 (Audited)	F-2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2023 and the Three and Nine Months Ended March 31, 2022 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended March 31, 2023 and the Three and Nine Months Ended March 31, 2022 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2023 and the Nine Months Ended March 31, 2022 (Unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements for the Nine Months Ended March 31, 2023 and the Nine Months Ended March 31, 2022 (Unaudited)	F-6

TEGO CYBER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	March 31, 2023 (Unaudited)	June 30, 2022
ASSETS
Current assets
Cash	$156,373	$47,742
Accounts receivable	-	1,150
Prepaid expenses (Note 5)	52,491	66,118
Total current assets	208,864	115,010
Computer equipment, net	-	3,207
Software (Note 6)	597,628	411,122
TOTAL ASSETS	$806,492	$529,339

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable & accrued liabilities (Note 7)	$83,758	$66,066
Notes payable, net (Note 9)	865,000	-
Total current liabilities	948,758	66,066
TOTAL LIABILITIES	948,758	66,066

SHAREHOLDERS’ EQUITY (DEFICIT)
Common shares 100,000,000 shares authorized $0.001 par value 41,264,710 shares issued and outstanding at March 31, 2023 and 25,508,044 shares at June 30, 2022	41,265	25,508
Additional paid in capital	11,464,388	4,586,049
Accumulated deficit	(11,647,919)	(4,148,284)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(142,266)	463,273

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$806,492	$529,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
REVENUE
Consulting services	$-	$-	$-	$1,050
Subscription services	-	2,500	-	2,500
TOTAL REVENUE	-	2,500	-	3,550

OPERATING EXPENSES
General & administrative	2,178,610	788,933	3863,450	1,375,661
Professional fees	379,264	115,376	532,444	409,515
Advertising & promotion	69,228	30,407	305,416	120,690
TOTAL OPERATING EXPENSES	2,627,102	934,716	4,701,310	1,905,866

NET OPERATING LOSS	(2,627,102)	(932,216)	(4,701,310)	(1,902,316)

OTHER INCOME (EXPENSE)
Accretion expense	(146,461)	-	(682,812)	(66,132)
Interest expense	(29,990)	-	(64,709)	-
Financing fees	(2,050,804)	-	(2,050,804)	-
TOTAL OTHER INCOME (EXPENSE)	(2,227,255)	-	(2,798,325)	(66,132)

NET LOSS	$(4,854,357)	$(932,216)	$(7,499,635)	$(1,968,448)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.05)	$(0.26)	$(0.09)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,355,914	19,412,280	29,296,426	22,440,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Expressed in US Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholder Equity (Deficit)
Balances, December 31, 2021	24,996,044	$24,996	$3,377,599	$-	$(2,036,614	$1,365,981
Shares issued for services	112,000	112	72,088		-	72,200
Share-based compensation	-	-	447,147
Net loss	-	-	-		(932,216	(1,968,448)
Balances, March 31, 2022	25,108,044	$25,108	$3,896,834	$-	$(2,968,830	$953,112

Balances, December 31, 2022	27,816,377	$27,816	$6,519,981	$-	$(6,793,562)	$(245,765)
Shares issued as transaction costs for notes payable	2,233,333	2,234	221,120		-	223,354
Shares issued for services	3,500,000	3,500	1,796,500		-	1,800,000
Shares issued from private placements	7,670,000	7,670	759,330		-	767,000
Shares issued for debts	45,000	45	8,955		-	9,000
Share-based compensation	-	-	331,051		-	331,051
Warrants issued with promissory notes	-	-	1,827,451		-	1,827,451
Net loss	-	-	-		(4,854,357)	(4,854,357)
Balances, March 31, 2023	41,264,710	$41,265	$11,464,388	$-	$(11,647,919)	$(142,266)

Balances, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)	$728,046
Shares issued for cash	5,558,810	5,559	1,409,143	10,500	-	1,425,202
Shares issued for services	179,550	180	132,578		-	132,758
Shares issued for settlement of debt	937,151	937	92,778			93,715
Shares issued as prepaid expenses	136,022	135	94,557		-	94,692
Share-baes compensation	-	-	447,147		-	447,147
Net loss	-	-	-		(1,968,448	(1,968,448)
Balances, March 31, 2022	25,108,044	$25,108	$3,896,834	$-	$(2,968,830	$953,112

Balances, June 30, 2022	25,508,044	$25,508	$4,586,049	$-	$(4,148,284)	$463,273
Shares issued as transaction costs for notes payable	3,766,666	3,767	452,605		-	456,372
Shares issued for services	3,775,000	3,775	1,933,725		-	1,937,500
Shares issued from private placements	8,170,000	8,170	808,830		-	817,000
Shares issued for debts	45,000	45	8,955		-	9,000
Share-based compensation	-	-	1,536,980		-	1,536,980
Warrants issued with promissory notes	-	-	2,137,244		-	2,137,244
Net loss	-	-	-		(7,499,635	(7,499,635)
Balances, March 31, 2023	41,264,710	$41,265	$11,464,388	$-	$(11,647,919)	$(142,266)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGO CYBER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in US Dollars)

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,499,635)	$(1,968,448)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	1,937,500	132,757
Interest on short term debt	29,990	4,962
Amortization and depreciation	60,852	1,562
Accretion expense	-	66,132
Amortization of debt discount	682,812	-
Share-based compensation	1,536,980	447,147
Financing fees in settlement of default	2,050,804	-
Changes in operating assets and liabilities:
Accounts receivable	1,150	300
Prepaid expenses	13,627	70,057
Accounts payable and accrued liabilities	26,692	8,265
NET CASH USED IN OPERATING ACTIVITIES	(1,189,218)	(1,237,266)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer equipment	-	(4,501)
Software	(244,151)	(243,650)
NET CASH USED IN INVESTING ACTIVITIES	(244,151)	(248,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	-	1,425,202
Proceeds from private placements	817,000	-
Cash received from issuance of notes payable	725,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,542,000	1,425,202

NET INCREASE (DECREASE) IN CASH	108,631	(60,215)
CASH AT BEGINNING OF THE PERIOD	47,742	583,015
CASH AT END OF THE PERIOD	$156,373	$522,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$29,990	$-
Income taxes	-	-

NON-CASH TRANSACTIONS

Shares issued for prepaid expenses	$-	$94,692
Shares issued as transaction costs with notes payable	$456,372	$-
Shares issued for debts	$9,000	$-

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

The Company’s head office is at 8565 S. Eastern Ave. #150, Las Vegas, Nevada, 89123.

NOTE 2 – GOING CONCERN UNCERTAINTY

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit.  As at March 31, 2023, the Company had a negative working capital of $739,894. For the nine months ended March 31, 2023, the Company sustained net losses and generated negative cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material and may cause substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended June 30, 2022.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at March 31, 2023, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the nine-month period ended March 31, 2023 and the year ended June 30, 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of March 31, 2023 and June 30, 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is amortized using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years. As at March 31, 2023, the software is deemed to be feasible and therefore, amortization had been recognized for the period then ended.

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

Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

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

Research and Development

Research and development costs are expensed as incurred. During the nine months ended March 31, 2023 and 2022, the Company did not have any research and development costs.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. During the nine months ended March 31, 2023 and 2022, the Company advertising and promotional costs of $304,416 and $120,690.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expense balance as of March 31, 2023 and June 30, 2022 consisted of the following:

	March 31, 2023	June 30, 2022
Advertising & promotion	$-	$5,499
Consultants & contractors	-	5,301
Platform costs	4,991	30,318
Software development	47,500	25,000
Total	$52,491	$66,118

NOTE 5 – SOFTWARE

The Company has completed the first version of its software for integration with the Splunk Security Information and Event Management (SIEM) platform. The Company is currently developing versions of its software for integration with AWS Security Lake and Elastic SIEM.

Balance, June 30, 2021	$75,750
Additions	335,372
Amortization	-
Balance, June 30, 2022	$411,122
Additions	244,151
Amortization	(57,645)
Balance, March 31, 2023	$597,628

As at March 31, 2023, the first version of the software is deemed to be feasible and therefore, amortization had been recognized for the period then ended.

NOTE 6 – ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable & accrued liabilities balance as of March 31, 2023 and June 30, 2022 consisted of the following:

	March 31, 2023	June 30, 2022
Advertising & promotion	$15,000	$-
Exchange & listing fees	3,000	23,247
Legal & accounting	28,131	-
Software development	0	42,819
Accrued interest	627	-
Share-based compensation payable (cancellation)	37,000
Total	$83,758	$66,066

NOTE 7 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly, or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

During the nine-month period ended March 31, 2023, there were transactions incurred between the Company and Shannon Wilkinson, Director, CEO, President, Secretary and Treasurer of the Company for management fees of $Nil (March 31, 2022 - $66,500) and gross wages of $90,000 (March 31, 2022 - $34,909).

During the nine-month period ended March 31, 2023, there were transactions incurred between the Company and Earl Johnson, Chief Financial Officer of the Company for gross wages of $27,000 (March 31, 2022 - $Nil).

During the nine-month period ended March 31, 2023, there were transactions incurred between the Company and Chris White, Director and Chief Information Security Officer of the Company for management fees of $Nil (March 31, 2023 - $12,500) and gross wages of $20,000 (March 31, 2022 - $24,620).

During the nine-month period ended March 31, 2023, there were transactions incurred between the Company and Troy Wilkinson, Director of the Company for management fees of $57,000 (March 31, 2022 - $107,500).

NOTE 8 – NOTES PAYABLE (convertible only at default)

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

On January 11, 2023, the Company and the lender agreed to extend the maturity date to July 12, 2023 and increase the interest rate to 15% while the remaining terms stayed unchanged. Under ASC 470-50 Debt – Modifications and Extinguishments (“ASC 470-50”), the Company assessed whether the modified terms had resulted in a change that was substantial from the original agreement. ASC 470-50 requires to assess if an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. Since the difference was less than 10 percent, the extension of the maturity date and the increase in the interest rate were considered to be modifications of the original debt instrument.

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

The Company also agreed to pay a commitment fee of $175,000 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 350,000 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $76,074.

As at March 31, 2023, the carrying value of this note payable was $292,088 (March 31, 2022 - $Nil) net of $7,912 unamortized discounts.

(b)

On July 15, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $87,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 15, 2027. The warrants were calculated to have a fair value of $107,848 as at July 15, 2022 . This promissory note is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

On January 11, 2023, the Company and the lender agreed to extend the maturity date to July 12, 2023 and increase the interest rate to 15% while the remaining terms stayed unchanged. Under ASC 470-50 Debt – Modifications and Extinguishments (“ASC 470-50”), the Company assessed whether the modified terms had resulted in a change that was substantial from the original agreement. ASC 470-50 requires to assess if an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. Since the difference was less than 10 percent, the extension of the maturity date and the increase in the interest rate were considered to be modifications of the original debt instrument.

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

The Company also agreed to pay a commitment fee of $87,500 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 175,000 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $38,033.

As at March 31, 2023, the carrying value of this note payable was $146,067 (March 31, 2022 - $Nil) net of $3,933 unamortized discounts.

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

On January 11, 2023, the Company and the lender agreed to extend the maturity date to July 12, 2023 and increase the interest rate to 15% while the remaining terms stayed unchanged. Under ASC 470-50 Debt – Modifications and Extinguishments (“ASC 470-50”), the Company assessed whether the modified terms had resulted in a change that was substantial from the original agreement. ASC 470-50 requires to assess if an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. Since the difference was less than 10 percent, the extension of the maturity date and the increase in the interest rate were considered to be modifications of the original debt instrument.

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

The Company also agreed to pay a commitment fee of $87,500 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 175,000 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $38,034.

As at March 31, 2023, the carrying value of this note payable was $146,001 (March 31, 2022 - $Nil) net of $3,999 unamortized discounts.

(d)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 with a $15,000 original issue discount. In connection with this note, the Company paid an additional $23,750 in cash transaction costs, issued 41,667 common shares valued at $125,000 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $183,950 as at October 13, 2022. This note payable matures on April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

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

The Company also agreed to pay a commitment fee of $125,000 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 416,667 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $40,448.

As at March 31, 2023, the carrying value of this note payable was $139,976 (March 31, 2022 - $Nil) net of $10,024 unamortized discounts.

(e)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $62,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $94,475 as at October 13, 2022. This promissory note matures on April 13 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

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

The Company also agreed to pay a commitment fee of $62,500 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 208,333 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $20,224.

As at March 31, 2023, the carrying value of this note payable was $70,434 (March 31, 2022 - $Nil) net of $4,566 unamortized discounts.

(f)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $62,500 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $94,475 as at October 13, 2022. This promissory note matures on April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

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

The Company also agreed to pay a commitment fee of $62,500 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 208,333 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $20,224.

As at March 31, 2023, the carrying value of this note payable was $70,434 (March 31, 2022 - $Nil) net of $4,566 unamortized discounts.

NOTE 9 – COMMON SHARES

Common Stock

As at March 31, 2023, the Company’s authorized capital consisted of 50,000,000 of common shares with a par value of $0.001

During the nine-month period ended March 31, 2023, the Company incurred the following transactions:

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

On December 2, 2022, the Company completed a private placement whereby a total of 400,000 common shares were sold for cash at a price of $0.10 per share for a total value of $40,000.

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

During the nine-month period ended March 31, 2022, the Company incurred the following transactions:

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

On January 1. 2022, the Company issued 100,000 common shares at a price of $0.65 per share for prepaid consulting services valued at $65,000. During the nine months ended March 31, 2022, $15,893 was amortized and recorded as consulting expense.

On March 25, 2022, the Company issued 12,000 common shares at a price of $0.60 per share for services valued at $7,200.

Warrants

On March 25, 2021, the Company granted 1,100,000 warrants with a contractual life of two years and exercise price of $0.25 per share to a lender as part of the convertible debt financing transaction. The warrants were valued at $148,438 using the Black Scholes Option Pricing Model. These warrants expired during the three months ended March 31, 2023.

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

On July 12, 2022, the Company granted 500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $215,638 using the Black Scholes Option Pricing Model and they were recorded at $93,740 in additional paid-in capital using the relative fair value method.

On July 15, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $107,848 using the Black Scholes Option Pricing Model and they were recorded at $46,878 in additional paid-in capital using the relative fair value method.

On July 18, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $107,831 using the Black Scholes Option Pricing Model and they were recorded at $46,871 in additional paid-in capital using the relative fair value method.

On October 13, 2022, the Company granted 500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $188,950 using the Black Scholes Option Pricing Model and they were recorded at $61,142 in additional paid-in capital using the relative fair value method.

On October 13, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $94,475 using the Black Scholes Option Pricing Model and they were recorded at $30,571 in additional paid-in capital using the relative fair value method.

On October 13, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $94,475 using the Black Scholes Option Pricing Model and they were recorded at $30,571 in additional paid-in capital using the relative fair value method.

On October 13, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $94,475 using the Black Scholes Option Pricing Model and they were recorded at $30,571 in additional paid-in capital using the relative fair value method.

On March 12, 2023, the Company granted 2,500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a default settlement related to a note payable financing transaction (Note 9). The warrants were valued at $1,827,471 using the Black Scholes Option Pricing Model.

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

March 31, 2023
Stock price	$0.25 - 0.83
Risk-free interest rate	1.06 - 3.53%
Expected life	2 - 5 Years
Expected dividend rate	0
Expected volatility	100.00 - 103.76%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2022	3,014,246	$0.25
Issued	4,500,000	0.25
Exercised	-	-
Expired	(3,014,246)	-
Outstanding, March 31, 2023	4,500,000	$0.25

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
July 12, 2022	500,000	500,000	0.25	0.48	July 12, 2027
July 15, 2022	250,000	250,000	0.25	0.24	July 15, 2027
July 18, 2022	250,000	250,000	0.25	0.24	July 18, 2027
October 13, 2022	500,000	500,000	0.25	0.50	October 13, 2027
October 13, 2022	250,000	250,000	0.25	0.25	October 13, 2027
October 13, 2022	250,000	250,000	0.25	0.50	October 13, 2027
March 12, 2023	2,500,000	2,500,000	0.25	2.75	March 12, 2023
Total	4,500,000	4,500,000	0.25	4.71

As at March 31, 2023, the weighted average remaining contractual life of warrants outstanding was 3.31 years with a total intrinsic value of $1,603,562.

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

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted Average Exercise Price
Outstanding, June 30, 2022	6,000,000	$0.65
Granted	125,000	-
Exercised	-	-
Cancelled	125,000	-
Outstanding, March 31, 2023	6,000,000	$0.65

As at March 31, 2023, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	125,000	$0.65	8.77	January 3, 2032
January 4, 2022	5,750,000	5,750,000	0.65	8.77	January 4, 2032
March 1, 2023	125,000	125,000	0.65	8.77	January 4, 2032
Total	6,000,000	6,000,000	$0.65	8.77

During the nine-month period ended March 31, 2023, the Company recorded $930,512 as share-based compensation relating to the issuance of the non-qualified stock options.

The fair value of the options granted during the nine-month period ended March 31, 2023 was estimated on the date of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	91.03 - 93.01%
Expected option life (years)	6 years
Risk-free interest rate (10-year U.S. treasury yield)	1.55 - 4.17%
Expected dividend yield	0%

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

Each unit represents one common share:

Number of Performance Units	Vesting Conditions	Expiry Dates
900,000	Market capitalization of the Company reaches $25 million	December 31, 2026
900,000	Market capitalization of the Company reaches $50 million	December 31, 2026
900,000	Market capitalization of the Company reaches $75 million	December 31, 2026
900,000	Market capitalization of the Company reaches $100 million	December 31, 2026

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Performance Units	Weighted Average Exercise Price
Outstanding, June 30, 2022	4,000,000	$-
Granted	-	-
Released	-	-
Forfeited or cancelled	400,000	-
Outstanding, March 31, 2023	3,600,000	$-

As at March 31, 2023, the Company had the following performance units outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price		Weighted Average Life (Years)	Expiry Date
March 8, 2022	3,600,000	3,600,000	USD	$0.00	3.76	December 31, 2026
Total	3,600,000	3,600,000	USD	$0.00	3.76

During the nine-month period ended March 31, 2023, the Company recorded $643,469 as share-based compensation relating to the issuance of the performance units.

The fair value of the performance units granted during the nine months ended March 31, 2023 was estimated on the date of the grant date using N(d2) output from a Black-Sholes model to calculate the value of the award multiplying N(d2) by the current stock price as of the valuation date with the following weighted average assumptions:

Expected volatility	85.0%
Requisite period	4.00 years
Risk-free interest rate (US Treasury Bond rate as of the grant date)	1.80%
Expected dividend yield	0%

NOTE 10 – INCOME TAXES

As of March 31, 2023, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $3,406,686 (June 30, 2022 - $2,909,935) for the nine-month period ended March 31, 2023. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2042. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 11 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are limited to the Statement of Operations and have no effect on the reported results of operations.

NOTE 12 – SUBSEQUENT EVENTS

On April 6, 2023, the Company issued 100,000 common shares to the former CISO of the Company as part of a settlement agreement and release.

On April 10, 2023, the Company issued 100,000 common shares to a former consultant of the Company as part of a settlement agreement and release.

On April 16, 2023, the Company completed various private placements whereby a total of 1,350,000 common shares were sold for cash at a price of $0.10 per share for a total value of $135,000.

On April 17, 2023, the Company completed various private placements whereby a total of 300,000 common shares were sold for cash at a price of $0.10 per share for a total value of $30,000.

On April 18, 2023, the Company completed various private placements whereby a total of 230,000 common shares were sold for cash at a price of $0.10 per share for a total value of $23,000.

On April 22, 2023, the Company completed a private placement whereby a total of 50,000 common shares were sold for cash at a price of $0.10 per share for a total value of $5,000.

On April 23, 2023, the Company completed a private placement whereby a total of 40,000 common shares were sold for cash at a price of $0.10 per share for a total value of $4,000.

On April 24, 2023, the Company completed a private placement whereby a total of 30,000 common shares were sold for cash at a price of $0.10 per share for a total value of $3,000.

On April 27, 2023, the Company completed various private placements whereby a total of 130,000 common shares were sold for cash at a price of $0.10 per share for a total value of $13,000.

On May 8, 2023, the Company completed various private placements whereby a total of 1,600,000 common shares were sold for cash at a price of $0.10 per share for a total value of $160,000.

On May 24, 2023, the Company completed a private placement whereby a total of 170,000 common shares were sold for cash at a price of $0.10 per share for a total value of $17,000.

On May 25, 2023, the Company issued 900,000 to certain directors, officers and key consultants under the Company's 2021 Equity Compensation Plan.

Increase in Authorized Stock

On April 12, 2023, the Board of Directors of the Company approved an amendment to Articles of Incorporation (the “Articles”) to increase the Company’s authorized Common Stock from 50,000,000 to 100,000,000 (the “Share Increase Amendment”). Subsequently, on April 14, 2023, the Company received a written consent in lieu of a meeting of Stockholders from the Majority Stockholders approving the Action, holding approximately 50.55% of the outstanding voting stock.

The Share Increase Amendment was filed May 19, 2023 having an effective date of May 22, 2023, pursuant to which the Company’s authorized capital was increased 50,000,000 to 100,000,000 shares of Common Stock, par value $0.001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended June 30, 2022 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission (the "SEC") on November 14, 2022.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the securities Exchange Act of 1934, as amended, (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. The words "anticipated," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "should," "could," "predicts," "potential," "continue," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this quarterly report on Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenues

During the three months ended March 31, 2023, we completed the first version of our threat intelligence application but had not yet realized any revenue from it as we were in the process of commercializing it and securing paying users. For the three months ended March 31, 2022, the only revenue generated was subscription services revenue of $2,500.

Operating Expenses

We incurred total operating expenses of $2,627,102 for the three-months ended March 31, 2023 compared to $934,716 for the three months ended March 31, 2022. These amounts consisted of the following:

	2023	2022
General & administration	$2,178,610	$788,933
Professional fees	379,264	115,376
Sales & marketing	69,228	30,407
Total operating expenses	$2,627,102	$934,716

General & administration increased by $1,389,677 to $2,178,6100 for the three-months ended March 31, 2023 as compared to $788,933 for the three-months ended March 31, 2022. This increase was due to common shares issued for services values at $1,800,000 and share-based compensation of $331,0510.

Net Operating Loss

We incurred a net operating loss of $2,627,102 for the three-months ended March 31, 2023 compared to a net operating loss of $932,216 for the three-months ended March 31, 2022.

Net Loss

We incurred a net loss of $4,854,357 for the three-months ended March 31, 2023 compared to a net loss of $932,216 for the three months ended March 31, 2022.

Results of operations for the nine-months ended March 31, 2023 compared to the nine-months ended March 31, 2022

Revenues

During the nine-months ended March 31, 2023, we completed the first version of our threat intelligence application but had not yet realized any revenue from it as we were in the process of commercializing and monetizing the application to secure paying end users. For the nine-months ended March 31, 2022, the only revenue generated was consulting services revenue of $1,050 and subscription services of $2,500.

Operating Expenses

We incurred total operating expenses of $4,701,310 for the nine-months ended March 31, 2023, compared to $1,905,866 for the nine months-ended March 31, 2022. These amounts consisted of the following:

	2023	2022
General & administration	$3,863,450	$1,375,661
Professional fees	532,444	409,515
Sales & marketing	305,416	120,690
Total operating expenses	$4,701,310	$1,905,866

General & administration increased by $2,487,789 to $3,863,450 for the nine-months ended March 31, 2023, as compared to $1,375,661 for the nine-months ended March 31, 2022. This increase was mostly due to common shares issued for services valued at $1,937,500 and  share-based compensation expense of $1,536,980 relating to the issuance of non-qualified stock options and performance stock units.

Net Operating Loss

We incurred a net operating loss of $4,701,310 for the nine-months ended March 31, 2023 compared to a net loss of $1,902,316 for the nine-months ended March 31, 2022.

Net Loss

We incurred a net loss of $7,499,635 for the nine-months ended March 31, 2023 compared to a net loss of $1,968,488 for the nine-months ended March 31, 2022.

Liquidity and Capital Resources

As at March 31, 2023, we have a working capital deficit of $739,894 a net loss of $7,499,635 and have earned $Nil revenue to cover our operating costs. We have $156,373 cash on hand and our burn rate is approximately $150,000 per month. We intend to fund future operations through equity financing arrangements. Our ability to realize our business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through debt, public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the nine-months ended March 31, 2023, the cash flows used in our operating activities was $1,189,218 compared to $1,237,266 for the nine-months ended March 31, 2022. This amount was primarily related to a net loss of $7,499,635, financing fees in settlement of default of $2,050,804 and share based compensation expense of $1,536,980.

Cash Flow from Investing Activities

For the nine-months ended March 31, 2023, the net cash used in investing activities by the Company was $244,151 compared to $248,151 for the nine-months ended March 31, 2022. The amount was related to the capitalization of software development costs.

Cash Flow from Financing Activities

For the nine-months ended March 31, 2023, the net cash provided by financing activities by the Company was $1,542,000 compared to $1,425,202 for the nine-months ended March 31, 2022. The cash provided by financing activities is related to the proceeds received from the issuance of notes payable debt and sales of our common stock.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Future Financings

We will continue to rely on equity sales of our common shares and debt proceeds in order to continue to fund our business operations. Issuance of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and cash flows of the Company for the three and nine months ended March 31, 2023, and the three and nine months ended March 31, 2022 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the fiscal periods ended March 31, 2023 and June 30, 2022, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the nine-month period ended March 31, 2023, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of March 31, 2023, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2023, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel:  We do not employ a full time Chief Financial Officer. Shannon Wilkinson serves as President and Chief Executive Officer. On April 26, 2022, we appointed Dr. Earl Johnson as Chief Financial Officer. He initially will be employed on a part-time basis until our operations warrant a full time CFO. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the nine months ended March 31, 2023, in accordance with GAAP. The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the nine month period ended March 31, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2023, the Company issued 100,000 common shares to the former CISO of the Company as part of a settlement agreement and release.

On April 10, 2023, the Company issued 100,000 common shares to a former consultant of the Company as part of a settlement agreement and release.

On April 16, 2023, the Company completed various private placements whereby a total of 1,350,000 common shares were sold for cash at a price of $0.10 per share for a total value of $135,000.

On April 17, 2023, the Company completed various private placements whereby a total of 300,000 common shares were sold for cash at a price of $0.10 per share for a total value of $30,000.

On April 18, 2023, the Company completed various private placements whereby a total of 230,000 common shares were sold for cash at a price of $0.10 per share for a total value of $23,000.

On April 22, 2023, the Company completed a private placement whereby a total of 50,000 common shares were sold for cash at a price of $0.10 per share for a total value of $5,000.

On April 23, 2023, the Company completed a private placement whereby a total of 40,000 common shares were sold for cash at a price of $0.10 per share for a total value of $4,000.

On April 24, 2023, the Company completed a private placement whereby a total of 30,000 common shares were sold for cash at a price of $0.10 per share for a total value of $3,000.

On April 27, 2023, the Company completed various private placements whereby a total of 130,000 common shares were sold for cash at a price of $0.10 per share for a total value of $13,000.

On May 8, 2023, the Company completed various private placements whereby a total of 1,600,000 common shares were sold for cash at a price of $0.10 per share for a total value of $160,000.

On May 24, 2023, the Company completed a private placement whereby a total of 170,000 common shares were sold for cash at a price of $0.10 per share for a total value of $17,000.

On June 1, 2023, the Company issued 178,572 common shares with a fair value of $125,000 to a non-related party in exchange for services.

On May 24, 2023, the Company completed a private placement whereby a total of 170,000 common shares were sold for cash at a price of $0.10 per share for a total value of $17,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019 (2)
3.2	Amendment to Articles of Incorporation, effective May 22, 2023 (22)
3.3	Bylaws (2)
4.1	2021 Equity Compensation Plan (3)
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and Cistck, dated June 4, 2020 (4)
10.2	Compilation of FirstFire Global Opportunities Fund, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (5)
10.3	Compilation of GS Capital Partners, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements (6)
10.4	Compilation of Analytico Services Conseils Inc. Securities Purchase Agreement, Convertible Promissory Note and Warrant (7)
10.5	Compilation of Reynald Thauvette and Dominique Joyal Securities Purchase Agreement, Convertible Promissory Note and Warrant (8)
10.6	Master Services Agreement between the Company and IONnovate, LLC dated September 3, 2021 (9)
10.7	Employment Agreement between the Company and Shannon Wilkinson dated January 3, 2022 (10)
10.8	Employment Agreement between the Company and Chris C. White dated January 3, 2022 (11)
10.9	Employment Agreement between the Company and Earl R. Johnson dated April 26, 2022 (12)
10.10	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant (13)
10.11	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (14)
10.12	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (15)
10.13	Employment Agreement between the Company and Alissa V. Knight dated July 26, 2022 (16)
10.14	Amendment to Employment Agreement between the Company and Chris C. White dated August 1, 2022 (17)
10.15	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant (18)
10.16	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (19)
10.17	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant (20)
10.18	Separation Agreement and Release between the Company and Chris C. White dated March 20, 2023 (21)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)*	Filed herewith.
(2)	Previously filed as an exhibit to our Form S-1 on September 21, 2020.
(3)	Previously filed as an exhibit to our Post Effective Form S-8 Amendment No 1. on February 18, 2022
(4)	Previously filed as an exhibit to our Form S-1 Amendment No. 1 on October 27, 2020
(5)	Previously filed with the SEC on December 31, 2020 as an exhibit to our Form 8-K.
(6)	Previously filed with the SEC on March 30, 2021 as an exhibit to our Form 8-K.
(7)	Previously filed with the SEC on April 26, 2021 as an exhibit to our Form 8-K.
(8)	Previously filed with the SEC on April 30, 2021 as an exhibit to our Form 8-K.
(9)	Previously filed with the SEC on September 16, 2021 as an exhibit to our Form 8-K.
(10)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(11)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(12)	Previously filed with the SEC on April 27, 2022 as an exhibit to our Form 8-K.
(13)	Previously filed with the SEC on July 15, 2022 as an exhibit to our Form 8-K.
(14)	Previously filed with the SEC on July 19, 2022 as an exhibit to our Form 8-K.
(15)	Previously filed with the SEC on July 20, 2022 as an exhibit to our Form 8-K.
(16)	Previously filed with the SEC on July 28, 2022 as an exhibit to our Form 8-K.
(17)	Previously filed with the SEC on August 2, 2022 as an exhibit to our Form 8-K.
(18)	Previously filed with the SEC on October 14, 2022 as an exhibit to our Form 8-K.
(19)	Previously filed with the SEC on October 17, 2022 as an exhibit to our Form 8-K.
(20)	Previously filed with the SEC on October 18, 2022 as an exhibit to our Form 8-K.
(21)	Previously filed with the SEC on March 23, 2023 as an exhibit to our Form 8-K.
(22)	Previously filed with the SEC on May 24, 2023 as an exhibit to our Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tego Cyber Inc.

Date: July 3, 2023	By:	/s/ Shannon Wilkinson
Shannon Wilkinson
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: July 3, 2023	By:	/s/ Earl R. Johnson
Earl R. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)

