Form 10-K
period 2023-06-30
Tego Cyber, Inc.
filed 2024-01-17
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

As of January 17, 2024 there were 53,776,616 shares of common stock issued and outstanding, par value $0.001 per share.

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

TEGO CYBER INC.

FORM 10-K

JUNE 30, 2023

PART I

Item 1. Business

The Company Overview

Tego Cyber Inc. (the “Company” or “We” or “Our”) is a Nevada based publicly traded cybersecurity company. It was created to mitigate the disparity in the rapidly evolving cyber threat hunting, correlation, and threat intelligence market. The company is focused on developing solutions for threat intelligence and autonomous threat hunting/correlation. Tego’s curated threat intelligence feed not only contains a comprehensive list of indicators of compromise, but also provides additional context including specific details needed to counteract threats so that security teams can spend less time searching for disjointed indicators of compromise. Tego’s threat correlation engine integrates with top security and datalake platforms to proactively identify threats. The Tego threat correlation engine allows security teams to find threats faster using curated data feeds, powerful and low latency searches across large disparate data sets, and user-friendly visualizations that help reduce the time to detection and response.

Corporate History and General Information about the Company

Tego Cyber Inc. is an early-stage company which was incorporated in the State of Nevada on September 6, 2019. Our year end is June 30. We are a development stage enterprise. We are engaged in the business of the development and commercialization of innovative cybersecurity applications that help enterprises reduce risk, remediate cyber-attacks, and protect intellectual property and data.

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

Business and Market Summary

The cybersecurity industry has emerged as a critical pillar in the digital age, where organizations and individuals face an ever-growing threat landscape. With the proliferation of technology and the interconnectedness of our world, protecting sensitive information and digital assets has become paramount. Cybersecurity encompasses the practices, processes, and technologies designed to safeguard computer systems, networks, and data from unauthorized access, theft, or damage.

In recent years, the cybersecurity landscape has witnessed a dramatic surge in attacks, leaving organizations at an increased risk of compromise. Cybercriminals are constantly refining their tactics, exploiting vulnerabilities in software, networks, and human behavior to gain unauthorized access and wreak havoc. The consequences of successful cyberattacks can be severe, ranging from financial losses and reputational damage to legal implications and the compromise of sensitive customer information.

One of the key challenges facing organizations today is the expanded attack surface resulting from the rise of remote work and the proliferation of Internet of Things (IoT) devices. The COVID-19 pandemic accelerated the adoption of remote work models, allowing employees to work from home or other locations outside the traditional office environment. While this provided flexibility and continuity, it also introduced new vulnerabilities and increased the potential for cyberattacks.

The cybersecurity industry plays a pivotal role in safeguarding organizations and individuals from the ever-increasing cyber threats. By prioritizing security, staying informed about emerging threats, and fostering collaboration, organizations can better protect themselves and mitigate the risks associated with the expanded attack surface in the digital landscape.

The Industry/Marketplace

The market for cybersecurity solutions is highly fragmented, intensely competitive, and constantly evolving. In terms of overall cyberthreats, a Juniper Research report on cybercrime from 2019, suggests that the cost of such malicious attacks will rise to US$5 trillion by 2024. To successfully defend against the malicious attacks they face, it is necessary for the enterprise to adopt cybersecurity awareness, prevention, and security best practices, as a part of their corporate culture, and invest and deploy technology solutions to defend and detect attacks to eliminate the inevitable financial risks presented by daily threats, attacks and breaches.

The cybersecurity marketplace is large and rapidly expanding. Projections have this market growing at a Compound Annual Growth Rate (CAGR) of 8% from $173 billion in 2020 to $270 billion by 2026 (Gartner). The cyber threat intelligence segment of the overall cybersecurity market is estimated to be currently valued at $5.3 billion in 2018 and is projected to grow at a CAGR of 19.7% to reach $12.9 billion by 2023, twice the projected growth rate of the overall cybersecurity market.

The Company’s Presence in the Market

As an emerging provider of ‘intelligent’ threat intelligence and threat correlation/hunting solutions, we will rely heavily on the established reputation and combined experience of our management team, specifically within intelligent and automated cybersecurity platforms. Members of our management team are globally recognized international speakers on cybersecurity specifically focusing on the topics of threat intelligence, ransomware, DDoS, cyber-crime trends, and cybersecurity careers and appear regularly as conference speakers and television security experts. We maintain a current web presence and share an online blog delivering the latest information on trends, threats, solutions, and general cybersecurity information.

In the past 12 months, we have been establishing brand recognition in the market through attending cybersecurity conferences and co-producing a cyber-crime TV series called “Dark Ops” which features Tego’s products in use in the episodes. We also have established strategic partnerships with technology resellers and service providers who are evangelizing Tego’s brand and products to their customer bases.

Our Products & Services

Products

Tego's threat intelligence feed is a combination of over 45 different open-sourced threat data and closed threat intelligence sources that are brought into the Tego threat intelligence platform. The Tego threat intelligence platform processes, deduplicates, and enriches the threat data/intelligence to provide additional context needed by Security Operations teams to investigate and remediate threats. Formatted in the Open Cybersecurity Schema Framework (OCSF) standard, the threat intelligence is provided to the customer in an easy to use format.

Tego's threat correlation and threat hunting application integrates directly into existing Security Information and Event Management (SIEM) and data lake solutions that provides enterprises the ability to quickly track threats, map out exposures, and expedite remediation to find the “signal in the noise.” With high performing and low latency searches, Tego's threat correlation engine saves security operations teams time and money in an environment where timing is everything as efforts are made to lower mean-time-to-detection (MTTD) and mean-time-to-response (MTTR). What makes Tego's threat correlation engine different from other cyber threat correlation applications, is that it is the first commercially available solution that was specifically developed for the customer’s existing SIEM or data lake platform. It operates within the customer’s existing SIEM or data lake environment, so security operations teams do not have to use multiple tools and views to complete a specific task or research a threat. Tego cross-correlates threats in real time and not only looks forward but also backwards in order to see if the organization’s network has been previously exposed (active foresight and hindsight).

The first version of the Tego threat detection engine is an integration with the industry-leading Splunk SIEM platform and is available for download via the Splunk app store (SplunkBase). A second integration has been developed for the Elastic SIEM platform. Tego also has developed the first fully-integrated threat detection engine for Amazon Security Lake.

Tego also became the first threat intelligence provider on the Databricks Data Marketplace in June of 2023. A threat correlation integration for Databricks is currently under development with expected release in early 2024.

Services

We currently offer only one service: Cyber Threat Intelligence (CTI) reporting. CTI reporting provides individuals or enterprises with custom cyber threat intelligence on issues such as social media impersonation, compromised email credentials, look-a-like domains, social media trends and possible DarkWeb presence. Management has received many requests to leverage the threat intelligence used by Tego in a customized report and responded to this by developing a threat intelligence product aimed at providing real-time data to specific corporations and individuals. CTI reporting helps individuals and organizations understand the threats that have, will, or are currently directly targeting them. Tego’s CTI reporting service is provided in real time based on emerging threats and on customized cadences defined by the client. The cost to the client will depend on the size and complexity of the client’s cyber footprint.

Pricing

Products

We offer our products on a subscription basis. End users download the application and then pay a non-refundable subscription fee of $54,000 - $75,000 per annum per license for the threat detection engine or $500 - $1500 per month for the threat intelligence feed. Upon receipt of payment, we issue a license key to the end user to activate the application. Revenue generated from subscription fees are recognized as unearned revenue which are amortized over the of the life of the license contract which typically is one calendar year.

Services

CTI reporting will be offered on an as needed basis and typically generates a fee of $2,500 per report.

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

Our competitors include diversified security software and services vendors, threat correlation companies, and providers of threat intelligence platforms that compete with some of the features present in our solution such as Anomali, Recorded Future, Threat Quotient, Cyware, and Anvilogic.

We compete based on several factors, including product functionality; scope of offerings; performance; brand, reputation, and customer satisfaction; ease of implementation, use and service; price, scalability, reliability, and security.

We believe that we will compete favorably with respect to these factors and are well positioned as an emerging provider of threat intelligence and threat correlation/hunting solutions and services.

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

In 2023, we established a strategic relationship with a Top 15 managed security service provider (MSSP) and became an approved vendor with TD SYNNEX.

Operations

We will continue to develop additional integrations for the Tego threat detection engine and add additional threat intelligence sources to the Tego threat intelligence feed. We expect continued growth in the number of cloud and SaaS operations experts, to further our goal of delivering the best experience for our customers. Accordingly, personnel-related costs within our SaaS development, threat intelligence platform, sales, and operations teams, will increase in line with our projected revenue model.

Sales and Marketing

Sales

The initial sales strategy will focus on marketing the advantages of the Tego threat detection engine to existing Splunk and Amazon Security Lake users. At present Splunk has 22,000+ customers, in 110 countries including 89 of the Fortune 100. Tego has hired an experienced Chief Revenue Officer (CRO) who has been assembling a dedicated inside sales team who are specifically trained to market Tego to organizations using the Splunk SIEM platform or Amazon Security Lake. Tego has also launched a channel partner initiative to foster meaningful, profitable relationships with leading cybersecurity consultants and solution providers. These channel partners will offer Tego as an upsell to their current clients already using the Splunk SIEM platform or Amazon Security Lake. Some partners are also offering professional services to move their customers from Splunk to Amazon, including Tego in the package.

Marketing

We continue to focus our marketing efforts on increasing the strength of the ‘TEGO’ brand, communicating product advantages and business benefits, generating leads for our sales teams and channel partners while driving product adoption. We will deliver targeted content to demonstrate our threat intelligence platform and use digital advertising methods to deliver opportunities to our sales teams. We will engage with existing customers to provide education and awareness to promote expanded use of our software. We will work with our own researchers, as well as the broader security community, to share important information about vulnerabilities and threats through the online community, social media, and traditional public relations.

Intellectual Property

To protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employee(s), consultants, channel partners and vendors. At present our only intellectual property is the Tego threat intelligence platform and product integrations for threat correlation/hunting. We may rely on provisional patents in the near term, filing for full patent protection, as necessary.

Subsidiaries

We currently have no subsidiaries.

Employees

We currently employ 5 full-time employees and 2 part-time employees. Additionally, we have 12 contracted consultants.

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

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Common Stock

Our Articles of Incorporation authorize us to issue 100,000,000 shares of common stock, par value $0.001.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 8, 2021, our Board of Directors approved the adoption of the 2021 Equity Compensation Plan (the “Equity Compensation Plan”) to provide employees, certain consultants and advisors who perform services for us, and non-employee members of our Board of Directors, with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards. We have 10,000,000 common stock shares authorized under the Equity Compensation Plan

Stock Options

During the year ended June 30, 2023, we had outstanding a total of 6,000,000 non-qualified stock options (the “options”) to directors, officers and certain key consultants. These options are subject to the terms and conditions of the Equity Compensation Plan. All granted options are subject to a five-year vesting schedule equal to 20% per year starting on the 1st day of each year following the effective date. All options have an exercise price of $0.65 which was the closing price of our common stock on the day the day granted.

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted Average Exercise Price
Outstanding, June 30, 2022	6,000,000	$0.65
Granted	125,000	-
Exercised	-	-
Cancelled	125,000	-
Outstanding, June 30, 2023	6,000,000	$0.65

As of June 30, 2023, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	25,000	$0.65	8.52	January 3, 2032
January 4, 2022	5,750,000	1,150,000	0.65	8.52	January 4, 2032
March 1, 2023	125,000	25,000	0.65	8.52	January 4, 2032
Total	6,000,000	1,200,000	$0.65	8.52

Performance Stock Units

During the year ended June 30, 2023, we had outstanding a total of 2,700,000 performance stock units (“performance units”) to directors, officers and certain key consultants. These performance units are subject to the terms and conditions of the Equity Compensation Plan. The performance units will be earned and vest upon reaching certain market capitalization goals during the performance period ending on December 31, 2026. The following table sets forth the number of performance stock units, their vesting conditions and expiry dates.

Each unit represents one common share:

Number of Performance Units	Vesting Conditions	Expiry Dates
900,000	Market capitalization of the Company reaches $50 million	December 31, 2026
900,000	Market capitalization of the Company reaches $75 million	December 31, 2026
900,000	Market capitalization of the Company reaches $100 million	December 31, 2026

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Performance Units	Weighted Average Exercise Price
Outstanding, June 30, 2022	4,000,000	$-
Granted	-	-
Released	-	-
Exercised	(900,000)
Forfeited or cancelled	(400,000)	-
Outstanding, June 30, 2023	2,700,000	$-

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

On July 12, 2022, the Company granted 500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $249,971 using the Black Scholes Option Pricing Model and they were recorded at $102,943 in additional paid-in capital using the relative fair value method.

On July 15, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $124,984 using the Black Scholes Option Pricing Model and they were recorded at $51,471 in additional paid-in capital using the relative fair value method.

On July 18, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $124,994 using the Black Scholes Option Pricing Model and they were recorded at $51,474 in additional paid-in capital using the relative fair value method.

On October 13, 2022, the Company granted 500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $220,526 using the Black Scholes Option Pricing Model and they were recorded at $59,265 in additional paid-in capital using the relative fair value method.

On October 13, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $110,263 using the Black Scholes Option Pricing Model and they were recorded at $29,633 in additional paid-in capital using the relative fair value method.

On October 13, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $110,263 using the Black Scholes Option Pricing Model and they were recorded at $29,633 in additional paid-in capital using the relative fair value method.

On March 12, 2023, the Company granted 2,500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a default settlement related to a note payable financing transaction (Note 9). The warrants were valued at $1,847,450 using the Black Scholes Option Pricing Model.

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

June 30, 2023
Stock price	$0.25 - 0.83
Risk-free interest rate	1.06%-4.213%
Expected life	2 - 5 Years
Expected dividend rate	0
Expected volatility	100.00–195.25%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2022	3,014,246	$0.25
Granted	4,500,000	0.25
Exercised	-	-
Expired	(3,014,246)	-
Outstanding, June 30, 2023	4,500,000	$0.25

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Expiry Date
July 12, 2022	500,000	500,000	$0.25	July 12, 2027
July 15, 2022	250,000	250,000	0.25	July 15, 2027
July 18, 2022	250,000	250,000	0.25	July 18, 2027
October 13, 2022	500,000	500,000	0.25	October 13, 2027
October 13, 2022	250,000	250,000	0.25	October 13, 2027
October 13, 2022	250,000	250,000	0.25	October 13, 2027
March 12, 2023	2,500,000	2,500,000	0.25	March 12, 2028
Total	4,500,000	4,500,000	$0.25

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Holders

As of January 17, 2024, we have 53,776,616 issued and outstanding shares of Common Stock, which are held by approximately 266 shareholders of record.

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

Period Ended	High	Low
Year Ended June 30, 2023
June 30, 2023	$0.45	$0.90
March 31, 2023	$1.10	$0.18
December 31, 2022	$0.52	$0.31
September 30, 2022	$0.52	$0.25
Year Ended June 30, 2022
June 30, 2022	$0.80	$0.53
March 31, 2022	$0.94	$0.53
December 31, 2021	$0.90	$0.52
September 30, 2021	$0.97	$0.51

As of January 17, 2024, the highest trading price of our common stock was $1.10 per share and the lowest trading price was $0.045 per share. As of January 17, 2024, there were 53,776,616 shares of common stock outstanding held by approximately 266 stockholders of record.

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

Overview

We were incorporated in the State of Nevada on September 6, 2019. We were founded to mitigate the disparity in the rapidly evolving cyber threat hunting, correlation, and threat intelligence market. The Company is focused on developing solutions for threat intelligence and autonomous threat hunting/correlation. Tego’s curated threat intelligence feed not only contains a comprehensive list of indicators of compromise, but also provides additional context including specific details needed to counteract threats so that security teams can spend less time searching for disjointed indicators of compromise. Tego’s threat correlation engine integrates with top security and data lake platforms to proactively identify threats. The Tego threat correlation engine allows security teams to find threats faster using curated data feeds, powerful and low latency searches across large disparate data sets, and user-friendly visualizations that help reduce the time to detection and response.  For more information, please visit https://tegocyber.com.

Results of operations for fiscal year ended June 30, 2023 compared to year ended June 30, 2022

Revenues

We are in development stage and generated $NIL of revenue for the fiscal year ended June 30, 2023 compared to $1,050 for the fiscal year ended June 30, 2022.

Operating Expenses

We incurred total operating expenses of $5,830,693 for the fiscal year ended June 30, 2023, compared to $3,085,319 for the fiscal year ended June 30, 2022. These amounts consisted of the following:

	For Year Ended June 30, 2023	For Year Ended June 30, 2022
General & administration	$4,878,234	$1,258,539
Professional fees	582,565	749,607
Sales & marketing	369,894	171,211
Share-based compensation	-	905,962
Impairment of software
Total operating expenses	$5,830,693	$3,085,319

Overall operating expenses increased by $2,745,374 to $5,830,693 for the year ended June 30, 2023, as compared to $3,085,319 for the year ended June 30, 2022. General and administration increased by $3,619,695 due to an increase of operational expenses due to the growth of the overall business and ongoing development of the infrastructure in preparation of full commercialization of the first version of the Tego threat detection engine and threat intelligence feed.

Professional fees decreased by $167,042 as a result of the completion of the initial public offering. Sales and marketing increased by $198,683 due to increased spending setting up and implementing the path to market strategy for the first version of the Tego threat application.

Net Loss

We incurred a net loss of $10,738,393 for the fiscal year ended June 30, 2023, compared to a net loss of $3,147,901 for the fiscal year ended June 30, 2022.

Liquidity and Capital Resources

As at June 30, 2023, we have a working capital deficit of $809,495, a net loss of $10,738,393 and have earned limited revenue to cover our operating costs. We have $181,246 cash on hand and our burn rate is approximately $150,000 per month. We intend to fund future operations through debt or equity financing arrangements. Our ability to realize our business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through debt, public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the fiscal year ended June 30, 2023, the net cash flows used in our operating activities was $1,645,851 compared to $1,618,526 for the same period ended June 30, 2022. This amount was primarily related to a (i) net loss of $10,738,393; (ii) share issued for services valued at $2,096,304; (iii) share based compensation of $1,993,585; and (iv) financing fees in settlement of default of $3,522,449.

Cash Flow from Investing Activities

For the fiscal year ended June 30, 2023, the net cash used in investing activities by the Company was $327,645 compared to $341,949 for the same period ended June 30, 2022. The amount was related to the capitalization of software development costs.

Cash Flow from Financing Activities

For the fiscal year ended June 30, 2023, the net cash provided by financing activities by the Company was $2,107,000 compared to $1,425,202 for the same period ended June 30, 2022. This amount was related to cash received from the sale of our common stock of $1,297,000 and cash received from issuance of notes payable of $810,000.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets the statements of operations, statements of changes in shareholders’ equity and cash flows of the Company for the fiscal year ended June 30, 2023 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the fiscal periods ended June 30, 2023 and 2022, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended June 30, 2023, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of June 30, 2023, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings per share. The following table summarizes the securities outstanding and exercisable, (regardless of exercise price) at June 30, 2023 and 2022 that were excluded from the diluted net loss per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2023	2022
Potentially dilutive common share equivalents
Options	1,200,000	-
Warrants	4,500,000	3,014,246
Performance Stock Units	2,700,000	4,000,000
Potentially dilutive shares outstanding	8,400,000	7,014,246

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

Item 8. Financial Statements and Supplementary Data.

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Tego Cyber, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tego Cyber Inc. (the Company) as of June 30, 2023, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained net losses, has a net capital deficiency, and has generated negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Black Scholes Calculations

As discussed in Note 10 to the Financial Statements, the Company utilizes Black Scholes calculations to determine fair value of the Company’s stock options and warrants.

Auditing management’s calculations of fair value of stock options involves significant judgements and estimates to determine the proper value.  Volatility and term are the major assumptions used by management in determining the value of the stock options.

To evaluate the appropriateness of fair value calculation, we evaluated management’s significant judgements and estimates in what inputs were utilized within the Black Scholes calculations.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2023.

The Woodlands, TX

January 17, 2024

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

Served as auditor since 2022

Lakewood, CO

November 10, 2022

TEGO CYBER INC.

BALANCE SHEETS

(Expressed in US Dollars)

	June 30, 2023	June 30, 2022
ASSETS
Current assets
Cash	$181,246	$47,742
Accounts receivable	-	1,150
Prepaid expenses (Note 5)	30,226	41,119
Total current assets	211,472	90,011
Other assets	25,000	25,000
Computer equipment, net	-	3,207
Software (Note 6)	-	411,122
TOTAL ASSETS	$236,472	$529,340

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable (Note 7)	$129,273	$66,066
Notes payable (Note Convertible debts	891,694	-
TOTAL LIABILITIES	1,020,967	66,066

SHAREHOLDERS’ EQUITY
Common shares 100,000,000 shares authorized $0.001 par value 47,343,282 shares issued and outstanding at June 30, 2023 and 25,508,044 shares at June 30, 2022	47,343	25,508
Additional paid in capital	14,054,838	4,586,049
Accumulated deficit	(14,886,676)	(4,148,283)

TOTAL SHAREHOLDERS’ EQUITY	(784,495)	463,274

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$236,472	$529,340

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

	Year Ended June 30, 2023	Year Ended June 30, 2022
REVENUE
Consulting fees	$-	$1,050
Subscription Revenue	-	2,500
TOTAL REVENUE	-	3,550

OPERATING EXPENSES
General & administration	4,878,234	1,258,539
Professional fees	582,565	749,607
Sales & marketing	369,894	171,211
Share based compensation	-	905,962
TOTAL OPERATING EXPENSES	5,830,693	3,085,319

NET OPERATING LOSS	(5,830,693)	(3,081,769)

OTHER INCOME (EXPENSE)
Accretion expense	(653,980)	(66,132)
Financing fees	(3,607,449)	-
Impairment of software	(646,271)	-
TOTAL OTHER INCOME (EXPENSE)	(4,907,700)	(66,132)

NET LOSS	$(10,738,393)	$(3,147,901)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.33)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	32,871,748	24,184,384

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(Expressed in US Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Shareholder Equity
Balances, June 30, 2021	18,296,511	$18,297	$1,720,631	$(10,500)	$(1,000,382)	$728,046
Shares issued for cash	5,558,810	5,558	1,409,144	10,500	-	1,425,202
Shares issued for services	715,572	716	457,534	-	-	458,250
Shares issued for settlement of convertible debts	937,151	937	92,778	-	-	93,715
Share-based compensation	-	-	905,962	-	-	905,962
Net loss for the year ended June 30, 2022	-	-	-	-	(3,147,901)	(3,147,901)
Balances, June 30, 2022	25,508,044	$25,508	$4,586,049	$-	$(4,148,283)	$463,274
Shares issued as transaction costs for notes payable	1,533,333	1,534	246,333	-	-	247,867
Warrants issued as transaction costs for notes payable	-	-	324,419			324,419
Shares issued for services	3,953,572	3,953	2,092,351	-	-	2,096,304
Shares issued from private placements	12,970,000	12,970	1,284,030	-	-	1,297,000
Shares issued for debts	45,000	45	8,955	-	-	9,000
Share-based compensation	1,100,000	1,100	1,992,485	-	-	1,993,585
Shares issued for financing fees	2,233,333	2233	1,672,766	-	-	1,674,999
Warrants issued for financing fees	-	-	1,847,450	-	-	1,847,450
Net loss for the year ended June 30, 2023	-	-	-	-	(10,738,393)	(10,738,393)
Balances, June 30, 2023	47,343,282	$47,343	$14,054,838	$-	$(14,886,676)	$(784,495)

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	Year Ended June 30, 2023	Year Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(10,738,393)	$(3,147,901)
Items not affecting cash
Shares issued for services	2,096,304	458,250
Interest on short term debt	-	4,962
Amortization	95,703	3,370
Accretion expense	653,980	66,132
Impairment of software	646,271	-
Share-based compensation	1,993,585	905,962
Financing fees in settlement of default	3,522,449	-
Changes in non-cash working capital items:
Accounts receivable	1,150	300
Prepaid expenses	10,893	47,343
Accounts payable and accrued liabilities	72,207	43,056
NET CASH USED IN OPERATING ACTIVITIES	(1,645,851)	(1,618,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(6,577)
Capitalized software development costs	(327,645)	(335,372)
NET CASH USED IN INVESTING ACTIVITIES	(327,645)	(341,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	-	1,425,202
Proceeds from private placements	1,297,000	-
Cash received from issuance of notes payable	810,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,107,000	1,425,202

NET INCREASE (DECREASE) IN CASH	133,504	(535,273)
CASH AT BEGINNING OF THE PERIOD	47,742	583,015
CASH AT END OF THE PERIOD	$181,246	$47,742

Non-cash investing and financing activities:
Shares issued as transaction costs with notes payable	$572,286	$-
Shares issued for settlement of debt	$9,000	$93,715

The accompanying notes are an integral part of these audited financial statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Tego Cyber Inc. is an early-stage company which was incorporated in the State of Nevada on September 6, 2019. Our year end is June 30. We are a development stage enterprise. We are engaged in the business of the development and commercialization of innovative cybersecurity applications that help enterprises reduce risk, remediate cyber-attacks, and protect intellectual property and data.

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

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and the statements of cash flows of the Company for the years ended June 30, 2023 and 2022. The accompanying audited financial statements have been prepared in accordance with US GAAP using Company-specific information where available and allocations and estimates where data is not maintained on a Company-specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. At June 30, 2023, the Company had a working capital deficit of $809,495. For the year ended June 30, 2023, the Company sustained net losses of $10,738,393 and generated negative cash flows from operations of $1,645,851. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and statements of cash flows of the Company for the period ended June 30, 2023 and 2022 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As at June 30, 2023, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended June 30, 2023 and 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of June 30, 2023 and 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years. During the year ended June 30, 2023, management identified indicators of impairment on its software and software under development. The indicators consisted of a current and historic cash flow loss from operations. As a result, management performed an impairment test that resulted in the recognition of an impairment loss of $646,271 on the software assets.

Research and Development Costs

Research and Development Costs are expensed as incurred. During the years ended June 30, 2023 and 2022, the Company incurred $nil research and development costs.

Advertising Costs

Advertising Costs are expensed as incurred. During the years ended June 30, 2023 and 2022, the Company incurred $nil advertising costs.

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as at June 30, 2023. The carrying values of embedded conversion features not considered to be derivative instruments were determined by allocating the remaining carrying value of the convertible debt after deducting the estimated carrying value of the liability portion.

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

Revenue for the fiscal years ended June 30, 2023 and June 30, 2022 consisted of the following:

	June 30, 2023	June 30, 2022
Consulting fees	$-	$1,050
Subscription revenue	-	2,500
Total	$-	$3,550

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding and exercisable, (regardless of exercise price) at June 30, 2023 and 2022 that were excluded from the diluted net loss per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2023	2022
Potentially dilutive common share equivalents
Options	1,200,000	-
Warrants	4,500,000	3,014,246
Performance Stock Units	2,700,000	4,000,000
Potentially dilutive shares outstanding	8,400,000	7,014,246

Recently Issued Accounting Pronouncements

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

NOTE 5 – PREPAID EXPENSES

Prepaid expense balance as of June 30, 2023 and June 30, 2022 consisted of the following:

	June 30, 2023	June 30, 2022
Advertising & promotion	$-	$5,500
Consultants & contractors	-	5,301
Platform costs	-	30,318
Software development	30,226	-
Total	$30,226	$41,119

NOTE 6 – SOFTWARE

The Company has completed the first version of its technology for integration with the Splunk SIEM platform. That product is now commercially available. The Company is currently developing versions of its application for integration with AWS Security Lake and Elastic SIEM platform.

Balance, June 30, 2021	$75,750
Additions	335,372
Depreciation	-
Balance, June 30, 2022	411,122
Additions	327,645
Depreciation	(92,496)
Impairment	(646,271)
Balance, June 30, 2023	$-

During the year ended June 30, 2023, management identified indicators of impairment on its software and software under development. The indicators consisted of a current and historic cash flow loss from operations. As a result, management performed an impairment test that resulted in the recognition of an impairment loss of $646,271 on the software assets.

NOTE 7 – ACCOUNTS PAYABLE

Accounts payable balance as of June 30, 2023 and June 30, 2022 consisted of the following:

	June 30, 2023	June 30, 2022
Advertising & promotion	$45,000	$-
Legal & accounting	38,988	23,247
Software development	41,415	42,819
Travel	1,358	-
Accrued interest on short term debt	2,512	-

Total	$129,273	$66,066

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

During the year ended June 30, 2023, there were transactions incurred between the Company and Shannon Wilkinson, a Director, CEO, President, Secretary and Treasurer of the Company, for management fees of $Nil (June 30, 2022 - $101,750), gross wages of $122,500 (June 30, 2022 - $98,692) and on May 25, 2023 Shannon Wilkinson was issued 250,000 common shares valued at $0 pursuant to the Company’s 2021 Equity Compensation Plan. As discussed further in note 10, the expense for shares issued is being recorded over the term of the performance units.

During the year ended June 30, 2023, there were transactions incurred between the Company and Earl Johnson, Chief Financial Officer of the Company, for gross wages of $36,000 (June 30, 2022 - $5,455). At his separation date, the Company owed Mr. Johnson approximately $10,000 in gross wages The Company issued Mr. Johnson 100,000 shares of restricted common stock as part of a standard settlement and release agreement.

During the year ended June 30, 2023, there were transactions incurred between the Company and Chris White, a Director and Chief Information Security Officer of the Company, for management fees of $Nil (June 30, 2022 - $12,500) and gross wages of $20,000 (June 30, 2022 - $74,019). At his separation date, the Company owed Mr. White approximately $20,000 in gross wages. The Company issued Mr. White 100,000 shares of restricted common stock as part of a standard settlement and release agreement.

During the year ended June 30, 2023, there were transactions incurred between the Company and Troy Wilkinson, a Director of the Company, for management fees of $61,998 (June 30, 2022 - $62,500) and on May 25, 2023 Troy Wilkinson was issued 250,000 common shares valued at $0 pursuant to the Company’s 2021 Equity Compensation Plan. As discussed further in note 10, the expense for shares issued is being recorded over the term of the performance units

On May 25, 2023 Michael De Valera, a Director of the Company, was issued 100,000 common shares valued at $0 pursuant to the Company’s 2021 Equity Compensation Plan. As discussed further in note 10, the expense for shares issued is being recorded over the term of the performance units.

NOTE 9 – NOTES PAYABLE (convertible only at default)

(a)

On July 12, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $300,000 at $270,000 with a $30,000 original issue discount. In connection with this note, the Company paid an additional $27,500 in cash transaction costs, issued 350,000 common shares valued at $178,500 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. The warrants were calculated to have a fair value of $249,971 as at July 12, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

On January 11, 2023, the Company and the lender agreed to extend the maturity date to July 12, 2023 and increase the interest rate to 15% while the remaining terms stayed unchanged. Under ASC 470-50 Debt – Modifications and Extinguishments (“ASC 470-50”), the Company assessed whether the modified terms had resulted in a change that was substantial from the original agreement. ASC 470-50 requires to assess if an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. Since the difference was greater than 10 percent, the extension of the maturity date and the increase in the interest rate were considered to be an extinguishment of the original debt instrument.

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

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 10% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a relative fair market value of the shares on the issuance date.

In connection with the notes, the Company issued warrants indexed to an aggregate 500,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $102,943.

The Company also agreed to pay a commitment fee of $178,500 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 350,000 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $73,510.

As at June 30, 2023, the carrying value of this note payable was $299,926 (June 30, 2022 - $Nil) net of $74 unamortized discounts.

(b)

On July 15, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $89,250 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 15, 2027. The warrants were calculated to have a fair value of $124,984 as at July 15, 2022. This promissory note is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

On January 11, 2023, the Company and the lender agreed to extend the maturity date to July 12, 2023 and increase the interest rate to 15% while the remaining terms stayed unchanged. Under ASC 470-50 Debt – Modifications and Extinguishments (“ASC 470-50”), the Company assessed whether the modified terms had resulted in a change that was substantial from the original agreement. ASC 470-50 requires to assess if an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. Since the difference was greater than 10 percent, the extension of the maturity date and the increase in the interest rate were considered to be an extinguishment of the original debt instrument.

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

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 10% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a fair market value of the shares on the issuance date.

In connection with the notes, the Company issued warrants indexed to an aggregate 250,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $51,471.

The Company also agreed to pay a commitment fee of $89,250 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 175,000 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $36,755.

As at June 30, 2023, the carrying value of this note payable was $149,963 (June 30, 2022 - $Nil) net of $37 unamortized discounts.

(c)

On July 18, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable e in the principal amount of $150,000 at $135,000 with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $89,250 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 18, 2027. The warrants were calculated to have a fair value of $124,994 as at July 18, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

On January 11, 2023, the Company and the lender agreed to extend the maturity date to July 12, 2023 and increase the interest rate to 15% while the remaining terms stayed unchanged. Under ASC 470-50 Debt – Modifications and Extinguishments (“ASC 470-50”), the Company assessed whether the modified terms had resulted in a change that was substantial from the original agreement. ASC 470-50 requires to assess if an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. Since the difference was greater than 10 percent, the extension of the maturity date and the increase in the interest rate were considered to be an extinguishment of the original debt instrument.

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

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 10% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a fair market value of the shares on the issuance date.

In connection with the notes, the Company issued warrants indexed to an aggregate 250,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $51,474.

The Company also agreed to pay a commitment fee of $89,250 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 175,000 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $36,755.

As at June 30, 2023, the carrying value of this note payable was $149,962 (June 30, 2022 - $Nil) net of $38 unamortized discounts.

(d)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 with a $15,000 original issue discount. In connection with this note, the Company paid an additional $23,750 in cash transaction costs, issued 416,667 common shares valued at $187,625 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $220,526 as at October 13, 2022. This note payable matures on April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

On April 12, 2023, the Company and the lender agreed to extend the maturity date to October 13, 2023 and increase the interest rate to 15% while the remaining terms stayed unchanged. Under ASC 470-50 Debt – Modifications and Extinguishments (“ASC 470-50”), the Company assessed whether the modified terms had resulted in a change that was substantial from the original agreement. ASC 470-50 requires to assess if an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. Since the difference was greater than 10 percent, the extension of the maturity date and the increase in the interest rate were considered to be an extinguishment of the original debt instrument.

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

In connection with the notes, the Company issued warrants indexed to an aggregate 500,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $59,265.

The Company also agreed to pay a commitment fee of $187,625 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 416,667 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $50,423.

As at June 30, 2023, the carrying value of this note payable was $145,923 (June 30, 2022 - $Nil) net of $4,077 unamortized discounts.

(e)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $93,812 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $110,263 as at October 13, 2022. This promissory note matures on April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

On April 12, 2023, the Company and the lender agreed to extend the maturity date to October 13, 2023 and increase the interest rate to 15% while the remaining terms stayed unchanged. Under ASC 470-50 Debt – Modifications and Extinguishments (“ASC 470-50”), the Company assessed whether the modified terms had resulted in a change that was substantial from the original agreement. ASC 470-50 requires to assess if an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. Since the difference was greater than 10 percent, the extension of the maturity date and the increase in the interest rate were considered to be an extinguishment of the original debt instrument.

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

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 10% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a fair market value of the shares on the issuance date.

In connection with the notes, the Company issued warrants indexed to an aggregate 250,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $29,633.

The Company also agreed to pay a commitment fee of $93,812 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 208,333 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $25,212.

As at June 30, 2023, the carrying value of this note payable was $72,960 (June 30, 2022 - $Nil) net of $2,040 unamortized discounts.

(f)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $93,812 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $110,263 as at October 13, 2022. This promissory note matures on April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

On April 12, 2023, the Company and the lender agreed to extend the maturity date to October 13, 2023 and increase the interest rate to 15% while the remaining terms stayed unchanged. Under ASC 470-50 Debt – Modifications and Extinguishments (“ASC 470-50”), the Company assessed whether the modified terms had resulted in a change that was substantial from the original agreement. ASC 470-50 requires to assess if an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. Since the difference was greater than 10 percent, the extension of the maturity date and the increase in the interest rate were considered to be an extinguishment of the original debt instrument.

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

The proceeds were allocated between the note payable, warrants and shares issued on a relative fair value basis. The fair value of the note payable was calculated using the present value of the debt and related interest at 10% incremental borrowing rate as the discount rate. The warrants were valued using the Black Scholes Option Pricing Model (Note 10) and the shares issued were allocated proportionately for issuance cost for liability and equity portions under ASC 470-20 Debt with Conversion and Other Options. The shares are valued based on a fair market value of the shares on the issuance date.

In connection with the notes, the Company issued warrants indexed to an aggregate 250,000 shares of common stock. The warrants have a term of five years and an exercise price of $0.25. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $29,633.

The Company also agreed to pay a commitment fee of $93,812 by issuing that number of shares of the Company’s common stock equal to such amount, aggregating to a total of 208,333 common shares of the Company. Under ASC 835 Debt Issuance Costs, the Company recognized the commitment fee as incremental costs specifically attributable to issuing the promissory note, while the commitment fee share were recorded in additional paid-in capital under their aggregate relative fair value of $25,212.

As at June 30, 2023, the carrying value of this note payable was $72,960 (June 30, 2022 - $Nil) net of $2,040 unamortized discounts.

NOTE 10 – COMMON SHARES

Common Stock

At June 30, 2023, the Company’s authorized capital consisted of 100,000,000 of common shares with a $0.001 par value and 47,343,282 shares were issued and outstanding.

During the year ended June 30, 2023, the Company incurred the following transactions:

On July 12, 2022, the Company issued 350,000 common shares at a relative fair value of $0.21 per share for transaction costs associated with the issuance of a note payable.

On July 15, 2022, the Company issued 175,000 common shares at a relative fair value of $0.21 per share for transaction costs associated with the issuance of a note payable.

On July 18, 2022, the Company issued 175,000 common shares at a relative fair value of $0.21 per share for transaction costs associated with the issuance of a note payable.

On July 26, 2022, the Company issued 275,000 common shares at a price of $0.51 (market price at the time of agreement) per share for marketing and branding services valued at $140,250.

On October 12, 2022, the Company issued 416,667 common shares at a relative fair value of $0.12 per share for transaction costs associated with the issuance of a note payable.

On October 13, 2022, the Company issued 208,333 common shares at a relative fair value of $0.12 per share for transaction costs associated with the issuance of a note payable.

On October 13, 2022, the Company issued 208,333 common shares at a relative fair value of $0.12 per share for transaction costs associated with the issuance of a note payable.

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

On January 9, 2023, the Company issued 500,000 common shares at a price of $0.20 (market price at the time of agreement) to a non-related party in exchange for services.

On January 9, 2023, the Company issued 45,000 common shares at a price of $0.20 (market price at the time of agreement) per share to a non-related party in exchange for settlement of a debt.

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

On January 30, 2023, the Company completed various private placements whereby a total of 850,000 common shares were sold for cash at a price of $0.10 per share for a total value of $85,000.

On February 6, 2023, the Company issued 1,000,000 common shares at a price of $0.18 (market price at the time of agreement) per share to a non-related party in exchange for services.

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

On July 13, 2022, the Company entered into a securities purchase agreement with a non-related party in which the Company had issued a convertible debt in the principal amount of $300,000 at $270,000 cash with $30,000 original issue discount. In this agreement, the Company had issued 150,000 common shares and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. However, the Company and the non-related party have agreed and confirmed that certain Events of Default have occurred, including the Company’s failures to comply with its obligations and covenants with respect to: (i) failures to file registration statements and (ii) failures to comply with its obligations regarding the Subsequent Financings and the Purchaser’s rights thereto. As a result, on March 12, 2023, the Company and the non-related party have entered into a letter agreement in which the Company agreed to issue to the non-related party 2,233,333 restricted shares of the Company’s common stock at a price per share of $0.75 immediately upon the execution of the letter agreement as well as an additional 2,500,000 warrant shares exercisable at $0.25 per share. All other terms and conditions are to remain from the original agreement.

On March 23, 2023, the Company issued 2,000,000 common shares at a price of $0.78 (market price at the time of agreement) per share to a non-related party in exchange for services.

On March 24, 2023, the Company completed a private placement whereby a total of 750,000 common shares were sold for cash at a price of $0.10 per share for a total value of $75,000.

On April 4, 2023, the Company issued 100,000 common shares at a price of $1.04 (market price at the time of agreement) per share to a former employee as part of release and settlement agreement.

On April 10, 2023, the Company issued 100,000 common shares at a price of $0.85 (market price at the time of agreement) per share to a former consultant as part of release and settlement agreement.

On May 24, 2023, the Company completed a private placement whereby a total of 3,930,000 common shares were sold for cash at a price of $0.10 per share for a total value of $393,000.

On May 24, 2023, the Company completed a private placement whereby a total of 170,000 common shares were sold for cash at a price of $0.10 per share for a total value of $17,000.

On May 25, 2023, the Company issued 900,000 common shares to the directors and consultants from exercising their rights embedded with the performance stock units as they became exercisable. The expense was partially recorded in the current and prior years, at the time the performance stock units were granted.

On June 1, 2023, the Company issued 178,572 common shares at a price of $0.65 (market price at the time of agreement) per share to a non-related party in exchange for services.

On June 16, 2023, the Company completed a private placement whereby a total of 700,000 common shares were sold for cash at a price of $0.10 per share for a total value of $70,000.

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

On July 12, 2022, the Company granted 500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $249,971 using the Black Scholes Option Pricing Model and they were recorded at $102,943 in additional paid-in capital using the relative fair value method.

On July 15, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $124,984 using the Black Scholes Option Pricing Model and they were recorded at $51,471 in additional paid-in capital using the relative fair value method.

On July 18, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $124,994 using the Black Scholes Option Pricing Model and they were recorded at $51,474 in additional paid-in capital using the relative fair value method.

On October 13, 2022, the Company granted 500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $220,526 using the Black Scholes Option Pricing Model and they were recorded at $59,265 in additional paid-in capital using the relative fair value method.

On October 13, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $110,263 using the Black Scholes Option Pricing Model and they were recorded at $29,633 in additional paid-in capital using the relative fair value method.

On October 13, 2022, the Company granted 250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a note payable financing transaction (Note 9). The warrants were valued at $110,263 using the Black Scholes Option Pricing Model and they were recorded at $29,633 in additional paid-in capital using the relative fair value method.

On March 12, 2023, the Company granted 2,500,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a default settlement related to a note payable financing transaction (Note 9). The warrants were valued at $1,847,450 using the Black Scholes Option Pricing Model.

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

June 30, 2023
Stock price	$0.17 - $1.10
Risk-free interest rate	3.01% - 4.21%
Expected life	5 Years
Expected dividend rate	0
Expected volatility	192.940% - 195.25%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2021	3,014,246	$0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2022	3,014,246	$0.25
Granted	4,500,000	0.25
Exercised	-	-
Expired	(3,014,246)	-
Outstanding, June 30, 2023	4,500,000	$0.25

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
July 12, 2022	500,000	500,000	0.25	0.45	July 12, 2027
July 15, 2022	250,000	250,000	0.25	0.22	July 15, 2027
July 18, 2022	250,000	250,000	0.25	0.23	July 18, 2027
October 13, 2022	500,000	500,000	0.25	0.48	October 13, 2027
October 13, 2022	250,000	250,000	0.25	0.24	October 13, 2027
October 13, 2022	250,000	250,000	0.25	0.24	October 13, 2027
March 12, 2023	2,500,000	2,500,000	0.25	2.61	March 12, 2028
Total	4,500,000	4,500,000	0.25	4.46

As of June 30, 2023, the weighted average remaining contractual life of warrants outstanding was 4.46 years with an intrinsic value of $0.

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

During the year ended June 30, 2023 the Company issued a total of 6,000,000 non-qualified stock options (the “options”) to directors, officers and certain key consultants. The options are subject to the terms and conditions of the Equity Compensation Plan. All granted options are subject to a five-year vesting schedule equal to 20% per year starting on the 1st day of each year following the effective date. All options have an exercise price of $0.65 which was the closing price of the Company’s common stock on the day the day grant.

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted Average Exercise Price
Outstanding, June 30, 2021	-	$-
Granted	6,000,000	0.65
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2022	6,000,000	$0.65
Granted	125,000	0.65
Exercised	-	-
Cancelled	(125,000)	0.65
Outstanding, June 30, 2023	6,000,000	$0.65

As at June 30, 2023, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	25,000	0.65	8.52	January 3, 2032
January 4, 2022	5,750,000	1,150,000	0.65	8.52	January 4, 2032
March 1, 2023	125,000	25,000	0.65	8.52	January 4, 2032
Total	6,000,000	1,200,000	0.65	8.52

During the year ended June 30, 2023, the Company recorded $1,070,990 as share-based compensation relating to the issuance of the non-qualified stock options with an intrinsic value of $0.

The fair value of the options granted during the year ended June 30, 2023 was estimated on the date of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	187.07%
Expected option life (years)	6 years
Risk-free interest rate (10-year U.S. treasury yield)	4.22%
Expected dividend yield	0%

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

Each unit represents one common share:

Number of Performance Units	Vesting Conditions	Expiry Dates
-	Market capitalization of the Company reaches $25 million	December 31, 2026
900,000	Market capitalization of the Company reaches $50 million	December 31, 2026
900,000	Market capitalization of the Company reaches $75 million	December 31, 2026
900,000	Market capitalization of the Company reaches $100 million	December 31, 2026

On March 20, 2023, the Company terminated its employment relationship with one of the unit holders who had 400,000 performance stock units where the rights had been cancelled.

During the year ended June 30, 2023, the Company’s market capitalization reached over $25 million and the unit holders exercised 900,000 options in exchange for 900,000 common shares. Intrinsic value varies for each vesting condition based on stock price at the time. None of the outstanding units are exercisable as of June 30, 2023.

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Performance Units	Weighted Average Exercise Price
Outstanding, June 30, 2022	4,000,000	$-
Granted	-	-
Exercised	(900,000)	-
Forfeited or cancelled	(400,000)	-
Outstanding, June 30, 2022	2,700,000	$-

As of June 30, 2022, the Company had the following performance units outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
March 8, 2022	2,700,000	-	USD $0.00	3.51	December 31, 2026
Total	2,700,000	-	USD $0.00	3.51

During the year ended June 30, 2023, the Company recorded $475,453 as share-based compensation relating to the issuance of the performance units. $775,301 has been recorded as share-based compensation relating to the outstanding performance units to date. The remaining $124,699 will be recorded as share-based compensation over the remaining life of the units.

No performance units were granted during the year ended June 30, 2023.The fair value of the performance units granted during the year ended June 30, 2022 was estimated on the date of the grant date using output from a Black-Sholes model to calculate the value of the award multiplying by the current stock price as of the valuation date with the following weighted average assumptions:

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

NOTE 12 – INCOME TAXES

As of June 30, 2023, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $6,818,462 (June 30, 2022 - $2,909,935) for the year ended June 30, 2023. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2043. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 13 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are limited to the Balance Sheet and Statement of Operations and have no effect on the reported results of operations.

NOTE 14 – SUBSEQUENT EVENTS

On July 3, 2023, the Company granted 1,250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to a lender as part of a default settlement related to a note payable financing transaction (Note 9). The warrants were valued at $710,118 using the Black Scholes Option Pricing Model.

With reference to the Side Letter received on July 3, 2023 from the above lender, the Company agreed to issue 1,116,667 common shares at a price per share of $0.10 (the “Additional Commitment Fee Shares”) as consideration specified in the purchase agreements.

With regards to the securities purchase agreement entered on July 15, 2022 with above lender, the Company and the lender agreed to increase the principal amount of the note by $15,000, which amount would bear interest as set forth in the July 2022 Note and extend the maturity date to August 14, 2023.

On July 3, 2023, the Company granted 1,250,000 warrants with a contractual life of five years and exercise price of $0.25 per share to another lender as part of a default settlement related to a note payable financing transaction (Note 9). The warrants were valued at $710,118 using the Black Scholes Option Pricing Model.

With reference to the Side Letter received on July 3, 2023 from the above lender, the Company agreed to issue 1,116,667 common shares at a price per share of $0.10 as consideration specified in the purchase agreements.

With regards to the securities purchase agreement entered on July 15, 2022 with above lender, the Company and the lender agreed to increase the principal amount of the note by $15,000, which amount would bear interest as set forth in the July 2022 Note and extend the maturity date to August 14, 2023.

On July 3, 2023, the Company issued 100,000 common shares at a price of $0.65 per share to members of the newly appointed advisory board.

On July 3, 2023, the Company issued 250,000 common shares at a price of $0.48 per share to non-related parties in exchange for services.

On July 27, 2023, the Company completed a private placement whereby a total of 500,000 common shares were sold for cash at a price of $0.10 per share for a total value of $50,000.

On August 17, 2023, the Company completed a private placement whereby a total of 100,000 common shares were sold for cash at a price of $0.10 per share for a total value of $10,000.

On August 21, 2023, the Company issued 800,000 common shares at a price of $0.10 per share as consideration for extension of the maturity date related to a note payable financing transaction (Note 9).

On August 22, 2023, the Company completed a private placement whereby a total of 600,000 common shares were sold for cash at a price of $0.15 per share for a total value of $90,000.

On September 1, 2023, the Company made a $50,000 payment on an outstanding note payable financing transaction (Note 9).

On September 15, 2023, the Company issued 100,000 common shares at a price of $0.2328 per share to the former Chief Financial Officer pursuant to a Separation Agreement and Release.

On September 15, 2023, the Company issued 250,000 common shares at a price of $0.2328 per share to its newly appointed Chief Financial Officer pursuant to a Consulting Agreement.

On September 19, 2023, the Company issued 500,000 common shares at a price of $0.22 per share to a non-related party in exchange for services.

On September 20, 2023, the Company received a purchase order for a license fee for its threat correlation application for integration with Splunk.

On October 6, 2023, the Company issued 1,000,000 common shares at a price of $0.10 per share as consideration for extension of the maturity date related to a note payable financing transaction (Note 9).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 10, 2023, we received notice of resignation from BF Borgers CPA PC (“BF Borgers”), as our registered independent registered public accountant. We appointed M&K CPAS, PLLC (“M&K”) as our registered independent public accounting firm on May 10, 2023. The decision to appoint M&Ks was approved by our Board of Directors on May 10, 2023.

Disagreements with Accountants on Accounting and Financial Disclosure

Borgers' report on the financial statements of the Company for the year ended June 30, 2022 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of the emphasis of a matter raising substantial doubt about its ability to continue as a going concern.

During the year ended June 30, 2022 and subsequent interim periods from July 1, 2022 to April 10, 2023, there were (i) no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements for such periods, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K , other than as noted above regarding the Company’s ability to continue as a going concern and except for the material weaknesses identified related to (i) lack of an audit committee and financial expert, and (ii) limited personnel to assist with the accounting and financial reporting function resulting in (a) a lack of segregation of duties and (b) controls that may not be adequately designed or operating effectively.

During the two most recent fiscal years and in the subsequent interim period through May 10, 2023, the Company did not consult with M&K regarding (1) the application of accounting principles to specified transactions, either completed or proposed, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9.A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2023 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel: We do not employ a full-time Chief Financial Officer. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the years ended June 30, 2023 and 2022, in accordance with GAAP. During 2022-2023, the Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9.B Other Information

During the fiscal year ended June 30, 2023, we completed various private placements whereby a total of 12,970,000 common shares were issued for a total of $1,297,000 cash. We also issued 3,953,572 common shares for services valued at $2,096,304. We also issued 45,000 common shares in settlement of convertible debt valued at $9,000.

Item 9.C Disclosure Regarding Foreign Jurisdiction the Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers as of January 17, 2024:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Shannon Wilkinson, 46	Director, President, Chief Executive Officer	September 6, 2019	None
Robert Mikkelsen, 42	Chief Financial Officer	September 15, 2023	None
Troy Wilkinson, 47	Director	September 6, 2019	None
Michael De Valera, 58	Director	September 6, 2019	None
Chris White, 52	Director	April 14, 2021	None

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

Robert Mikkelsen – Chief Financial Officer

Robet Mikkelsen has been instrumental in developing accounting systems and controls for complex organizations, corporate development, mergers and acquisitions, and fundraising, with total transactions valued over $100 million. Mr. Mikkelsen received his bachelor’s degree in accounting in 2004 from the Eller College of Business, University of Arizona. After graduating, Mr. Mikkelsen went on to work as an auditor for Henry & Horne, LLP in Arizona. Mr. Mikkelsen’s career in public accounting included working with a client base which was diverse in size and sector, revenue ranging from $100 thousand to $1 billion annually including those in the health care, pharmaceutical and tech sectors. Mr. Mikkelsen has also served as the Chief Financial Officer for Item Nine Labs Corp (“INLB”) since October 2018.

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

Michael De Valera – Director

Michael De Valera has over thirty years of experience providing information technology services. In 1989 he co-founded Internet Computers, Inc. where he remained as one of the founding principles until January 2006 when he left to start his own company TechnoMedia Consulting, Inc. where he remains the sole principal to this day. TechnoMedia Consulting, Inc. provides information technology services for companies and organizations that are either too small to have their own dedicated IT departments or simply realize that specialized functionality is more efficiently and economically provided by a third party. His clients cover a broad range of organizations and industries. His undergraduate BA Finance studies, majoring in Finance and Economics, were at the University of Pennsylvania Wharton School of Finance. Michael currently dedicates up to 5 hours a week to Tego Cyber Inc. and will allocate more time when first product is launched.Michael has traveled extensively around the world and his personal interests include wine and cooking.

Chris White – Director

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

Employees

We have a total of 5 employees, 2 of which are our executive officers. We currently employ 5 full-time employees and 2 part-time employees. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. At this time, our President and Chief Executive Officer is devoted full time to our operations and devotes approximately 40-50 hours per week. At this time, our Chief Financial Officer devotes approximately 10-15 hours per week to our operations. The amount of time they will devote in any time period will vary based on the stage of our business and the progress we make. Accordingly, once we are beyond the developmental phase our management will spend more time on our affairs. Additionally, we have 12 contracted consultants.

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

49

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

Independence of Directors

The Board of Directors is currently composed of 4 members. Mrs. Shannon Wilkinson, Mr. Troy Wilkinson, Mr. Michael De Valera and Mr. Chris White. Mrs. Wilkinson and Mr. White do not qualify as an independent Directors in accordance with the published listing requirements of the NASDAQ Global Market as they hold officer positions. Mr. Wilkinson does not qualify as an independent Directors in accordance with the published listing requirements of the NASDAQ Global Market as he is married to Mrs. Wilkinson. Mr. Michael De Valera does qualify as independent director as he is not an officer of our company. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us. In addition, the Board of Directors has not made a subjective determination as to each Director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, though such subjective determination is required by the NASDAQ rules. Had the Board of Directors made these determinations, the Board of Directors would have reviewed and discussed information provided by the Directors and the Company with regard to each Director’s business and personal activities and relationships as they may relate to the Company and its management.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended June 30, 2023, all of the Company’s officers, directors and ten percent holders have made the required filings, except: Christopher White filed a Form 4 on April 13, 2023, which was delinquent, in connection with his departure as Chief Information Security Officer; Earl Johnson’s delinquent Form 3 in connection with his becoming an executive officer of the Company in May 2022.

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

Item 11. Executive Compensation

The following table sets forth for the years ended June 30, 2023 and 2022, information with respect to compensation earned for services in all capacities to us by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. The table sets forth for the years ended June 30, 2023 and 2022, information with respect to compensation for services in all capacities to us earned by the one other most highly compensated executive officer who received total compensation in excess of $100,000. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name Position	Fiscal Year Ended 6/30	Wages $	Management Fees $	Performance Stock Units Vested $	All Other Compensation $	Total $
Shannon Wilkinson (1)	2023	122,500	-	162,500	-	285,000
Earl Johnson (5)	2023	36,000	-	-	-	36,000
Chris White (4)	2023	20,000	-	-	-	20,000
Troy Wilkinson (2)	2023	-	61,998	162,500	-	224,498
Michael De Valera (3)	2023	-	-	65,000	-	65,000
		178,500	61,998	390,000	-	630,498

Narrative Disclosure to Summary Compensation Table

(1)

On January 3, 2022, the Company entered into an employment agreement with Shannon Wilkinson (the “Wilkinson Employment Agreement”) having an effective date of January 1, 2022. The Wilkinson Employment Agreement provides for 5 year initial term. Thereafter, either the Company or Ms. Wilkinson has the right to extend the Wilkinson Employment Agreement for 3 additional one-year terms. The Company and Ms. Wilkinson can mutually elect to terminate the Wilkinson Employment Agreement at any time upon 90 days written notice. Ms. Wilkinson is entitled to a base salary of $120,000 per year. Ms. Wilkinson has been granted non-qualified options to purchase 2,000,000 shares under the terms and conditions of the Company’s 2021 Equity Compensation Plan (“Equity Compensation Plan”). The stock options shall be subject to a 5 year vesting schedule of 400,000 options on the 1st day of each year following the Effective Date. The option grant is priced at $0.65 per share. The Company has also granted to Mrs. Wilkinson, performance stock units of 1,000,000 shares of the Company’s common stock pursuant to the Equity Compensation Plan which shall vest in 250,000 share increments upon reaching certain market capitalization goals. On May 25, 2023 Mrs. Wilkinson was issued 250,000 common shares valued at $162,500 pursuant to Equity Compensation Plan. In the event Mrs. Wilkinson’s employment is terminated without Cause or Mrs. Wilkinson resigns for Good Reason (as Cause and Good Reason are defined in the Wilkinson Employment Agreement) within 12 months of a Change in Control (as defined in the Wilkinson Employment Agreement), Mrs. Wilkinson shall receive her salary for the duration of the term of the Wilkinson Employment Agreement and 100% of the total number of Options and Performance stock units due to Mrs. Wilkinson for the duration of the term of the Wilkinson Employment Agreement shall immediately become vested and issuable.

(2)

There is no formal contract in place for Troy Wilkinson to act as director. Mr. Wilkinson has been granted non-qualified options to purchase 2,000,000 common shares under the terms and conditions of the Company’s 2021 Equity Compensation Plan. The stock options shall be subject to a 5 year vesting schedule of 400,000 options on the 1st day of each year following the Effective Date. The option grant is priced at $0.65 per share. The Company has also granted to Mr. Wilkinson performance stock units of 1,000,000 shares of the Company’s common stock pursuant to the Equity Compensation Plan which shall vest in 250,000 share increments upon reaching certain market capitalization goals. On May 25, 2023, Mr. Wilkinson was issued 250,000 common shares valued at $162,500 pursuant to Equity Compensation Plan

(3)

There is no formal contract in place for Michael De Valera to act as director. Mr. De Valera has been granted non-qualified options to purchase 125,000 common shares under the terms and conditions of the Company’s 2021 Equity Compensation Plan. The stock options shall be subject to a 5 year vesting schedule of 25,000 options on the 1st day of each year following the Effective Date. The option grant is priced at $0.65 per share. The Company has also granted Mr. De Valera performance stock units of 400,000 shares of the Company’s common stock pursuant to the Equity Compensation Plan which shall vest in 100,000 share increments upon reaching certain market capitalization goals. On May 25, 2023, Mr. De Valera was issued 250,000 common shares valued at $65,000 pursuant to Equity Compensation Plan

(4)

On March 20, 2023, the Board accepted the resignation of Mr. Chris White as Chief Information Security Officer (“CISO”), effective March 1, 2023. Mr. White will remain serving as a member of the Board. In connection with Mr. White’s resignation as CISO, the Company and Mr. White entered into a Separation Agreement and Release  dated as of March 20, 2023, pursuant to which Mr. White agreed to accept a lump sum payment of 100,000 restricted common shares of the Company stock in lieu of all and any amounts owing including (if applicable) backpay, vacation pay and severance and he  has also agreed to forfeit any right to exercise any portion of the non-qualified stock options granted to him subject to the terms of the Equity Compensation Plan. Mr. White has also agreed to forfeit any right to exercise any portion of the performance stock units granted to him subject to the terms of the Equity Compensation Plan.

(5)

Mr. Johnson served as CFO from April 26, 2022 until his resignation effective September 15, 2023. The Company and Mr. Johnson entered into a Separation Agreement and Release dated as of September 15, 2023, pursuant to which Mr. Johnson have agreed upon certain terms related to his separation. Mr. Johnson has agreed to accept a lump sum payment of (i) $1,500 payable prior to September 30, 2023 and  (ii) 100,000 restricted common shares of the Company stock in lieu of all and any amounts owing.

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

Stock Options

During the year ended June 30, 2022, the Company issued a total of 6,000,000 non-qualified stock options (the “options”) to directors, officers and certain key consultants. The options are subject to the terms and conditions of the Equity Compensation Plan.  All granted options are subject to a five-year vesting schedule equal to 20% per year starting on the 1st day of each year following the effective date. All options have an exercise price of $0.65 which was the closing price of the Company’s common stock on the day the day grant. As of June 30, 2023, 1,200,000 of the options had vested but not yet exercised.

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2022	6,000,000	$0.65
Granted	125,000	0.65
Exercised	-	-
Cancelled	125,000	0.65
Outstanding, June 30, 2023	6,000,000	$0.65

As at June 30, 2023, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	25,000	$0.65	8.52	January 3, 2032
January 4, 2022	5,750,000	1,150,000	$0.65	8.52	January 4, 2032
March 1, 2023	125,000	25,000	$0.65	8.52	January 4, 2032
Total	6,000,000	1,200,000	$0.65	8.52

Performance Stock Units

During the year ended June 30, 2023, the Company issued a total of 4,000,000 performance stock units (“performance units”) to directors, officers and certain key consultants. The performance units are subject to the terms and conditions of the Equity Compensation Plan. The performance units will be earned and vest upon reaching certain market capitalization goals during the performance period ending on December 31, 2026. As of June 30, 2023, 900,000 of the performance stock units had vested and were exercised.

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Units	Weighted Average Exercise Price
Outstanding, June 30, 2022	-	$-
Granted	4,000,000	-
Exercised	(900,000)	-
Cancelled	(400,000)	-
Outstanding, June 30, 2023	2,700,000	$-

As at June 30, 2023, the Company had the following performance stock units outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
March 8, 2022	2,700,000	2,700,000	$-	3.51	December 31, 2026
Total	2,700,000	2,700,000	$-	3.51

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 17, 2024, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (1) (%)
AJB Capital Investments LLC (2)	4,461,703	8.30%
Shannon Wilkinson (3)	3,250,000	6.04%
Troy Wilkinson (4)	3,250,000	6.04%
Michael De Valera (5)	1,120,000	2.08%
Robert Mikkelsen (6)	250,000	0.46%
Chris White (7)	208,000	0.40%
All Officers, Directors and Beneficial Owners as a Group Total	12,539,703	23.32%

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

Based on 53,776,616 issued and outstanding shares of common stock as of January 17, 2024.

(2) AJB Capital Investments LLC is controlled by AJB Capital Managers LLC, in its capacity as the Manager of AJB Investments, and has the ability to direct the management of the business. The address for AJB Capital Investments LLC is 4700 Sheridan Street, Suite J, Hollywood, FL 33031.

(3) Shannon Wilkinson is a Director and the Company's Chief Executive Officer and President. Her beneficial ownership includes 3,250,000 common shares.

(4) Troy Wilkinson is a Director of the Company. His beneficial ownership includes 3,250,000 common shares.

(5) Michael De Valera is a Director of the Company. His beneficial ownership includes 1,120,000 common shares directly owned.

(6) Robert Mikkelsen is the Chief Financial Officer of the Company. His beneficial ownership includes 250,000 common shares directly owned.

(7) Chris White is a Director of the Company and the Company’s former Chief Information Security Officer. His beneficial ownership includes 208,000 common shares directly owned.

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

During the year ended June 30, 2023, there were transactions incurred between the Company and Shannon Wilkinson, a Director, CEO, President, Secretary and Treasurer of the Company, for management fees of $Nil (June 30, 2022 - $101,750), gross wages of $122,500 (June 30, 2022 - $98,692) and on May 25, 2023 Shannon Wilkinson was issued 250,000 common shares valued at $162,500 pursuant to the Equity Compensation Plan.

During the year ended June 30, 2023, there were transactions incurred between the Company and Earl Johnson, Chief Financial Officer of the Company, for gross wages of $36,000 (June 30, 2022 - $5,455).

During the year ended June 30, 2023, there were transactions incurred between the Company and Chris White, a Director and Chief Information Security Officer of the Company, for management fees of $Nil (June 30, 2022 - $12,500) and gross wages of $20,000 (June 30, 2022 - $74,019).

During the year ended June 30, 2023, there were transactions incurred between the Company and Troy Wilkinson, a Director of the Company, for management fees of $61,998 (June 30, 2022 - $62,500) and on May 25, 2023 Troy  Wilkinson was issued 250,000 common shares valued at $162,500 pursuant to the Equity Compensation Plan.

On May 25, 2023 Michael De Valera, a Director of the Company, was issued 100,000 common shares valued at $65,000 pursuant to the Equity Compensation Plan.

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

Item 14. Principle Accountant Fees and Services

	For Year Ended June 30, 2023	For Year Ended June 30, 2022
Audit Fees	$60,000	$45,000
Audit Related Fees	10,000	7,500
Tax Preparation	2,000	2,000
Total	$72,000	$54,500

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

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal periods ended June 30, 2023 and June 30, 2022.

PART IV

Item 15. Exhibits and Financial Statements.

Exhibit Number	Description

3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 6, 2019 (2)
3.2	Amendment to Company’s Articles of Incorporation increasing the authorized common stock from 50,000,000 to 100,000,000 (22)
3.3	Bylaws (2)
4.1	2021 Equity Compensation Plan (3)
10.1	Compilation of Website or Software Development Agreement and Addendum between Company and Cistck, dated June 4, 2020 (4)
10.2	Compilation of FirstFire Global Opportunities Fund, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements dated December 28, 2020 (5)
10.3	Compilation of GS Capital Partners, LLC Securities Purchase Agreement, Convertible Promissory Note and Other Agreements dated March 25, 2021 (6)
10.4	Compilation of Analytico Services Conseils Inc. Securities Purchase Agreement, Convertible Promissory Note and Warrant agreement dated April 22, 2021 (7)
10.5	Compilation of Reynald Thauvette and Dominique Joyal Securities Purchase Agreement, Convertible Promissory Note and Warrant agreement dated April 28, 2021 (8)
10.6	Master Services Agreement between the Company and IONnovate, LLC dated September 3, 2021 (9)
10.7	Employment Agreement between the Company and Shannon Wilkinson dated January 3, 2022 (10)
10.8	Employment Agreement between the Company and Chris C. White dated January 3, 2022 (11)
10.9	Employment Agreement between the Company and Earl R. Johnson dated April 26, 2022 (12)
10.10	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant agreement dated July 12, 2022 (13)
10.11	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant agreement dated July 15, 2022 (14)
10.12	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant agreement dated July 18, 2022 (15)
10.13	Employment Agreement between the Company and Alissa V. Knight dated July 26, 2022 (16)
10.14	Amendment to Employment Agreement between the Company and Chris C. White dated August 1, 2022 (17)
10.15	Compilation of AJB Capital Investments, LLC Securities Purchase Agreement, Convertible Promissory Note and Warrant agreement dated October 13, 2022 (18)
10.16	Compilation of Bigger Capital Fund, LP Securities Purchase Agreement, Convertible Promissory Note and Warrant agreement dated October 13, 2022 (19)
10.17	Compilation of District 2 Capital Fund LP Securities Purchase Agreement, Convertible Promissory Note and Warrant agreement dated October 13, 2022 (20)
10.18	Entry into Separation Agreement and Release with Chris C. White dated March 20, 2023 (21)
10.19	Entry into Separation Agreement and Release with Earl Johnson dated September 15, 2023 (23)
10.20	Entry into Consulting Agreement with Merremia Consulting LLC dated September 15, 2023 (24)
10.21	Entry into Employment Agreement with Robert Mikkelsen dated January 2, 2024 (25)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)*	Filed herewith.
(2)	Previously filed as an exhibit to our Form S-1 on September 21, 2020.
(3)	Previously filed as an exhibit to our Post Effective Form S-8 Amendment No 1. on February 18, 2022.
(4)	Previously filed as an exhibit to our Form S-1 Amendment No. 1 on October 27, 2020.
(5)	Previously filed with the SEC on December 31, 2020 as an exhibit to our Form 8-K.
(6)	Previously filed with the SEC on March 30, 2021 as an exhibit to our Form 8-K.
(7)	Previously filed with the SEC on April 26, 2021 as an exhibit to our Form 8-K.
(8)	Previously filed with the SEC on April 30, 2021 as an exhibit to our Form 8-K.
(9)	Previously filed with the SEC on September 16, 2021 as an exhibit to our Form 8-K.
(10)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(11)	Previously filed with the SEC on January 4, 2022 as an exhibit to our Form 8-K.
(12)	Previously filed with the SEC on April 27, 2022 as an exhibit to our Form 8-K.
(13)	Previously filed with the SEC on July 15, 2022 as an exhibit to our Form 8-K.
(14)	Previously filed with the SEC on July 19, 2022 as an exhibit to our Form 8-K.
(15)	Previously filed with the SEC on July 20, 2022 as an exhibit to our Form 8-K.
(16)	Previously filed with the SEC on July 28, 2022 as an exhibit to our Form 8-K.
(17)	Previously filed with the SEC on August 2, 2022 as an exhibit to our Form 8-K.
(18)	Previously filed with the SEC on October 14, 2022 as an exhibit to our Form 8-K.
(19)	Previously filed with the SEC on October 17, 2022 as an exhibit to our Form 8-K.
(20)	Previously filed with the SEC on October 18, 2022 as an exhibit to our Form 8-K.
(21)	Previously filed with the SEC on March 23, 2023 as an exhibit to our Form 8-K.
(22)	Previously filed with the SEC on May 24, 2023 as an exhibit to our Form 8-K.
(23)	Previously filed with the SEC on September 19, 2023 as an exhibit to our Form 8-K.
(24)	Previously filed with the SEC on September 19, 2023 as an exhibit to our Form 8-K.
(25)	Previously filed with the SEC on January 4, 2024 as an exhibit to our Form 8-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tego Cyber Inc.

Date: January 16, 2024	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: January 16, 2024	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Financial Officer (Principal Financial and Accounting Officer)

