Form 10-Q
period 2023-09-30
Tego Cyber, Inc.
filed 2024-01-17
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of January 17, 2024, there were 53,776,616 shares of common stock issued and outstanding, par value $0.001 per share.

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

2

TEGO CYBER INC.

FORM 10-Q

SEPTEMBER 30, 2023

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Condensed Balance Sheets as of September 30, 2023 (Unaudited) and June 30, 2023 (Audited)	F-2

Condensed Statements of Operations for the Three Months Ended September 30, 2023 and the Three Months Ended September 30, 2022 (Unaudited)	F-3

Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2023 and the Three Months Ended September 30, 2022 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Three Months Ended September 30, 2023 and the Three Months Ended September 30, 2022 (Unaudited)	F-5

Notes to the Condensed Financial Statements for the Three Months Ended September 30, 2023 and the Three Months Ended September 30, 2022 (Unaudited)	F-6

TEGO CYBER INC.

CONDENSED BALANCE SHEETS

(Expressed in US Dollars)

	September 30, 2023 (Unaudited)	June 30, 2023
ASSETS
Current assets
Cash	$-	$181,246
Prepaid expenses (Note 5)	21,722	30,226
Total current assets	21,722	211,472
Other assets	25,000	25,000
TOTAL ASSETS	$46,722	$236,472

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses (Note 7)	$211,126	$129,273
Notes payable (Note 9)	880,000	891,694
TOTAL LIABILITIES	1,091,126	1,020,967

SHAREHOLDERS’ EQUITY
Common shares 100,000,000 shares authorized $0.001 par value 52,776,616 shares issued and outstanding at September 30, 2023 and 47,343,282 shares at June 30, 2023	52,777	47,343
Additional paid in capital	17,899,509	14,054,838
Accumulated deficit	(18,996,690)	(14,886,676)

TOTAL SHAREHOLDERS’ EQUITY	(1,044,404)	(784,495)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$46,722	$236,472

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
REVENUE
Subscription Fees	$-	$-
TOTAL REVENUE	-	-

OPERATING EXPENSES
General & administration	838,266	880,512
Professional fees	46,055	64,962
Sales & marketing	53,168	180,324
TOTAL OPERATING EXPENSES	937,489	1,125,798

NET OPERATING LOSS	(937,489)	(1,125,798)

OTHER INCOME (EXPENSE)
Accretion expense	(8,306)	(192,332)
Financing fees	(3,164,219)	-
TOTAL OTHER INCOME (EXPENSE)	(3,172,525)	(192,332)

NET LOSS	$(4,110,014)	$(1,318,130)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,957,051	26,305,571

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Expressed in US Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholder Equity
Balances, June 30, 2022	25,508,044	$25,508	$4,586,049	$(4,148,284)	$463,274
Shares issued as transaction costs for notes payable	700,000	700	151,442	-	152,142
Shares issued for services	275,000	275	137,225	-	137,500
Shares-based compensation	-	-	625,367	-	625,367
Warrants issued with promissory notes	-	-	187,489	-	187,489
Net loss	-	-	-	(1,318,130)	(1,318,130)
Balances, September 30, 2022	26,483,044	$26,483	$5,687,572	$(5,466,414)	$247,641

Balances, June 30, 2023	47,343,282	$47,343	$14,054,838	$(14,886,676)	$(784,495)
Shares issued as transaction costs for notes payable	3,033,334	3,034	1,528,633	-	1,533,667
Shares issued for services	750,000	750	229,250	-	230,000
Shares issued from private placements	1,200,000	1,200	148,800	-	150,000
Share-based compensation	450,000	450	146,030	-	146,480
Share-based compensation – options	-	-	189,406	-	189,406
Warrants issued with promissory notes	-	-	1,602,552	-	1,602,552
Net loss 3	-	-	-	(4,110,014)	(4,110,014)
Balances, September 30, 2023	52,776,616	$52,777	$17,899,509	$(18,996,690)	$(1,044,404)

The accompanying notes are an integral part of these financial statements

TEGO CYBER INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,110,014)	$(1,318,130)
Items not affecting cash
Shares issued for services	230,000	137,500
Amortization	-	1,809
Amortization of discount of debt issuance	8,306	192,332
Share-based compensation	335,886	625,367
Penalty on debt	30,000	-
Financing fees in settlement of default	3,134,219	-
Changes in non-cash working capital items:
Accounts receivable	-	1,150
Prepaid expenses	8,504	(45,859)
Accounts payable and accrued liabilities	81,853	1,611
NET CASH USED IN OPERATING ACTIVITIES	(281,246)	(404,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	-	(96,063)
NET CASH USED IN INVESTING ACTIVITIES	-	(96,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements	150,000	-
Cash received from issuance of notes payable	-	540,000
Repayment of notes payable	(50,000)	-
Cash costs related to issuance of promissory notes	-	(50,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	490,000

NET INCREASE (DECREASE) IN CASH	(181,246)	(10,283)
CASH AT BEGINNING OF THE PERIOD	181,246	47,742
CASH AT END OF THE PERIOD	$-	$37,459

Supplemental disclosure of cash flow information:
Interest paid in cash	$11,250	$12,666
Income taxes paid in cash	$-	$-

Non-cash investing and financing activities:
Shares issued as transaction costs with notes payable	$-	$152,142
Shares issued for services	$-	$137,500
Warrants issued with notes payable	$-	$187,489

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

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and the statements of cash flows of the Company for the three-month period ended September 30, 2023 and 2022. The accompanying audited financial statements have been prepared in accordance with US GAAP using Company-specific information where available and allocations and estimates where data is not maintained on a Company-specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. As of September 30, 2023, the Company had a working capital deficit of $1,069,404. For the three-months ended September 30, 2023, the Company sustained net losses of $4,110,014 and generated negative cash flows from operations of $281,246. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and statements of cash flows of the Company for the there-months ended September 30, 2023 and 2022 and have been prepared in accordance with US GAAP.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As of September 30, 2023, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three-months ended September 30, 2023 and 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of September 30, 2023 and 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years. During the three-months ended September 30, 2023, all development costs were expensed as incurred as management determined the costs were associated with minor updates and upgrades that did not impact the overall carrying value of the underlying software.

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

For convertible debts, the carrying values, excluding any unamortized discounts, approximate the respective fair value. The convertible debts have been discounted to reflect their net present value as of September 30, 2023. The carrying values of embedded conversion features not considered to be derivative instruments were determined by allocating the remaining carrying value of the convertible debt after deducting the estimated carrying value of the liability portion.

Estimating fair value for warrants require determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate requires determining the most appropriate inputs to the valuation model including the expected life of the warrant, volatility, dividend yield, and rate of forfeitures and making assumptions about them.

Revenue Recognition

We derive revenue from the sale of software subscriptions, and data feed subscriptions. We enter into contracts with customers that include promises to transfer various products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration allocated to the respective performance obligation.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding and exercisable, (regardless of exercise price) as of September 30, 2023 and 2022 that were excluded from the diluted net loss per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2023	2022
Potentially dilutive common share equivalents
Options	1,200,000	-
Warrants	7,000,000	4,014,246
Performance Stock Units	2,700,000	4,000,000
Potentially dilutive shares outstanding	10,900,000	8,014,246

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

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 5 – PREPAID EXPENSES

Prepaid expense balance as of September 30, 2023 and June 30, 2023 consist of prepaid software development expenses.

NOTE 6 – SOFTWARE

The Company has completed the first version of its technology for integration with the Splunk SIEM platform. That product is now commercially available. The Company is currently developing versions of its application for integration with AWS Security Lake and Elastic SIEM platform.

During the year ended June 30, 2023, management identified indicators of impairment on its software and software under development. The indicators consisted of a current and historic cash flow loss from operations. As a result, management performed an impairment test that resulted in the recognition of an impairment loss of $646,271 on the software assets. The Company has no software assets recorded as of September 30, 2023.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

During the three-months ended September 30, 2023, there were transactions incurred between the Company and Shannon Wilkinson, a Director, former Chief Executive Office (CEO) of the Company, for gross wages of $15,000 (September 30, 2022 - $30,000) and management fees of $26,000 (September  30, 2023 - $Nil) ).

During the three-months  ended September 30, 2023, there were transactions incurred between the Company and Earl Johnson, former Chief Financial Officer (CFO) of the Company, for gross wages of $4,500 (September 30, 2022 - $9,000) and management fees of $1,500 (September 30, 2022 - $Nil). During the period the Company issued Mr. Johnson 100,000 common shares as part of a separation release agreement.

During the three-months ended September 30, 2023, there were transactions incurred between the Company and Robert Mikkelsen, current CEO and CFO of the Company, for 250,000 common shares as part of a management consulting agreement.

NOTE 8 – NOTES PAYABLE (convertible only at default)

The following table summarizes the Company’s notes payable as of September 30, 2023 and June 30, 2023.

			Principal Outstanding as of
Effective Date	Annual Interest Rate	Maturity Date	September 30, 2023	June 30, 2023
7/12/22	15%	7/12/23	$265,000	$299,926
7/15/22	15%	7/12/23	165,000	149,963
7/18/22	15%	7/12/23	150,000	149,962
10/13/22	10%	4/23/23	150,000	145,923
10/13/22	10%	4/23/23	75,000	72,960
10/13/22	10%	4/23/23	75,000	72,960
			$880,000	$891,694

(a)     On July 12, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $300,000 at $270,000 cash with a $30,000 original issue discount. In connection with this note, the Company paid an additional $27,500 in cash transaction costs, issued 350,000 common shares valued at $178,500 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. The warrants were calculated to have a fair value of $249,971 as at July 12, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

(b)    On July 15, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 cash with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $89,250 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 15, 2027. The warrants were calculated to have a fair value of $124,984 as at July 15, 2022. This promissory note is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

(c)     On July 18, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable e in the principal amount of $150,000 at $135,000 cash with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $89,250 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 18, 2027. The warrants were calculated to have a fair value of $124,994 as at July 18, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

(d)    On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 cash with a $15,000 original issue discount. In connection with this note, the Company paid an additional $23,750 in cash transaction costs, issued 416,667 common shares valued at $187,625 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $220,526 as at October 13, 2022. This note payable matures on April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

(e)     On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 cash with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $93,812 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $110,263 as at October 13, 2022. This promissory note matures on April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

(f)      On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 cash with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $93,812 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $110,263 as at October 13, 2022. This promissory note matures on April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly.

The Company incurred financing expenses totaling $3,164,219 during the 3 months ended September 30, 2023, $3,134,219 of which was relating to extension fees of its note obligations described in (a-f). The extension fees were paid by issuing 3,033,334 restricted shares and 5 year warrants to purchase 2,500,000 restricted common shares of the Company for $0.25 per share, and were expensed as they were deemed to be extinguishments of the original obligations under ASC 470 50. Additionally, the Company agreed to increase the notes payable balances by $30,000 as part of the extension.

NOTE 9 – COMMON SHARES

Common Stock

At September 30, 2023, the Company’s authorized capital consisted of 100,000,000 of common shares with a $0.001 par value and 52,776,616 shares were issued and outstanding.

During the three months ended September 30, 2023, the Company issued 1,200,000 shares of common stock at accredited investors for gross cash proceeds of $150,000.

During the three months ended September 30, 2023, the Company issued 1,200,000 shares of common stock in exchange for services valued at $376,480.(based on market price at the time of the agreement).

During the three months ended September 30, 2023, the Company issued 3,033,334 shares of common stock valued at $1,531,667 (based on market price at the time of the agreement) as part of a default settlement and extension agreement.

Warrants

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

June 30, 2023
Stock price	$0.65
Risk-free interest rate	4.19%
Expected life	5 Years
Expected dividend rate	0
Expected volatility	199.985%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2023	4,500,000	$0.25
Granted	2,500,000	0.25
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2023	7,000,000	$0.25

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
July 12, 2022	500,000	500,000	0.25	3.78	July 12, 2027
July 15, 2022	250,000	250,000	0.25	3.79	July 15, 2027
July 18, 2022	250,000	250,000	0.25	3.80	July 18, 2027
October 13, 2022	500,000	500,000	0.25	4.04	October 13, 2027
October 13, 2022	250,000	250,000	0.25	4.04	October 13, 2027
October 13, 2022	250,000	250,000	0.25	4.04	October 13, 2027
March 12, 2023	2,500,000	2,500,000	0.25	4.45	March 12, 2028
August 12, 2023	2,500,000	2,500,000	0.25	4.87	August 12, 2028

Total	7,000,000	7,000,000	0.25	4.45

As of September 30, 2023, the weighted average remaining contractual life of warrants outstanding was 4.45 years with an intrinsic value of $0.

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

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted Average Exercise Price
Outstanding, June 30, 2023	6,000,000	USD	0.65
Granted	-	USD	-
Exercised	-	USD	-
Cancelled	-	USD	-
Outstanding, September 30, 2023	6,000,000	USD	0.65

As of September 30, 2023, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price		Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	25,000	USD	0.65	8.52	January 3, 2032
January 4, 2022	5,750,000	1,150,000	USD	0.65	8.52	January 4, 2032
March 1, 2023	125,000	25,000	USD	0.65	8.52	January 4, 2032
Total	6,000,000	1,200,000	USD	0.65	8.52

During the three months ended September 30, 2023, the Company recorded $189,406 as share-based compensation relating to the non-qualified stock options with an intrinsic value of $0.$1,865,511 has been recorded as share-based compensation relating to the outstanding options to date. The remaining $1,027,179 will be recorded as share-based compensation over the remaining vesting periods of the options.

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

Each unit represents one common share:

Number of Performance Units	Vesting Conditions	Expiry Dates
-	Market capitalization of the Company reaches $25 million	December 31, 2026
900,000	Market capitalization of the Company reaches $50 million	December 31, 2026
900,000	Market capitalization of the Company reaches $75 million	December 31, 2026
900,000	Market capitalization of the Company reaches $100 million	December 31, 2026

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Performance Units	Weighted Average Exercise Price
Outstanding, June 30, 2023	2,700,000	$-
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2023	2,700,000	$-

As of September 30, 2023, the Company had the following performance units outstanding:

Grant Date	Number Outstanding	Number Exercisable		Exercise Price	Weighted Average Life (Years)	Expiry Date
March 8, 2022	2,700,000	-	USD$	0.00	3.51	December 31, 2026
Total	2,700,000	-	USD$	0.00	3.51

During the three months ended September 30, 2023, the Company recorded $91,127 as share-based compensation relating to the issuance of the performance units. $866,428 has been recorded as share-based compensation relating to the outstanding performance units to date. The remaining $33,572 will be recorded as share-based compensation over the remaining life of the units.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – INCOME TAXES

As of September 30, 2023, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $7,406,198 (September 30, 2022 - $2,909,935) for the three-months ended September 30, 2023. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2043. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 12 – SUBSEQUENT EVENTS

On October 6, 2023, the Company issued 1,000,000 common shares as consideration for extension of the maturity date related to a note payable financing transaction (Note 8).

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

Results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenues

During the three months ended September 30, 2023, we completed the first sale of our threat intelligence application. For the three months ended September 30, 2022, we did not generate any revenue.

Operating Expenses

We incurred total operating expenses of $937,489 for the three-months ended September 30, 2023 compared to $1,125,798 for the three months ended September 30, 2022. These amounts consisted of the following:

	2023	2022
General & administration	$838,266	$880,512
Professional fees	46,055	64,962
Sales & marketing	53,168	180,324
Total operating expenses	$937,489	$1,125,798

General & administration decreased by $42,246 to $838,266 for the three-months ended September 30, 2023 as compared to $880,512 for the three-months ended September 30, 2022.

Net Operating Loss

We incurred a net operating loss of $937,489 for the three-months ended September 30, 2023 compared to a net operating loss of $1,125,798 for the three-months ended September 30, 2022.

Net Loss

We incurred a net loss of $4,110,014 for the three-months ended September 30, 2023 compared to a net loss of $1,318,130 for the three months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we have a working capital deficit of $1,069,404, and negative cash flow from operations of $281,246. We have $-cash and our burn rate is approximately $120,000 per month. We intend to fund future operations through equity financing arrangements. Our ability to realize our business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through debt, public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the three-months ended September 30, 2023, the cash flows used in our operating activities was $281,246 compared to $404,220 for the three-months ended September 30, 2022. This amount was primarily related to cash flows to pay operating expenses.

Cash Flow from Investing Activities

For the three-months ended September 30, 2023, the net cash used in investing activities by the Company was $- compared to $96,063 for the three-months ended September 30, 2022. The amount was related to the capitalization of software development costs.

Cash Flow from Financing Activities

For the three-months ended September 30, 2023, the net cash provided by financing activities by the Company was $100,000 compared to $490,000 for the three-months ended September 30, 2022. The cash provided by financing activities is related to the proceeds received from the issuance of notes payable and sales of our common stock.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and cash flows of the Company for the three months ended September 30, 2023, and the three months ended September 30, 2022, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the fiscal periods ended September 30, 2023 and June 30, 2023, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three-month period ended September 30, 2023, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of September 30, 2023, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2023, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel: There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three-months ended September 30, 2023, in accordance with GAAP. The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the three-month period ended September 30, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1. Quarterly Issuances:

The Company issued 5,433,334 shares during the three months ended September 30, 2023. 1,200,000 were issued for private placements with proceeds of $150,000. 1,200,000 shares were issued for services valued at $376,480. 3,033,334 shares were issued to extend notes payable.

2. Subsequent Issuances:

Subsequent to September 30, 2023, the Company issued 1,000,000 shares.

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

Tego Cyber Inc.

Date: January 17, 2024	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: January 17, 2024	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Financial Officer (Principal Financial and Accounting Officer)

