Form 10-Q
period 2023-12-31
Tego Cyber, Inc.
filed 2024-03-19
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

As of March 19, 2024, there were 61,446,616 shares of common stock issued and outstanding, par value $0.001 per share.

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

2

TEGO CYBER INC.

FORM 10-Q

DECEMBER 31, 2023

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Condensed Balance Sheets as of December 31, 2023 (Unaudited) and June 30, 2023 (Audited)	F-2

Condensed Statements of Operations for the Three and Six Months Ended December 31, 2023 and the Three and Six Months Ended December 31, 2022 (Unaudited)	F-3

Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended December 31, 2023 and the Three and Six Months Ended December 31, 2022 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Six Months Ended December 31, 2023 and the Six Months ended December 31, 2022 (Unaudited)	F-5

Notes to the Condensed Financial Statements for the Six Months Ended December 31, 2023 and the Six Months Ended 2022 (Unaudited)	F-6

TEGO CYBER INC.

CONDENSED BALANCE SHEETS

(Expressed in US Dollars)

	December 31, 2023 (Unaudited)	June 30, 2023
ASSETS
Current assets
Cash	$37,820	$181,246
Prepaid expenses (Note 5)	13,219	30,226
Total current assets	51,039	211,472
Other assets	25,000	25,000
TOTAL ASSETS	$76,039	$236,472

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable & accrued liabilities	$468,642	$129,273
Deferred revenue	32,192	-
Notes payable (Note 9)	920,000	891,694
TOTAL LIABILITIES	1,420,834	1,020,697

SHAREHOLDERS’ EQUITY (DEFICIT)
Common shares 50,000,000 shares authorized $0.001 par value 61,446,616 shares issued and outstanding at December 31, 2023 and 47,343,282 shares at June 30, 2023	61,446	47,343
Additional paid in capital	19,857,586	14,054,838

Subscription receivable	(50,000)	-
Accumulated deficit	(21,213,827)	(14,886,676)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,344,795)	(784,495)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$76,039	$236,472

The accompanying notes are an integral part of these unaudited condensed financial statements.

TEGO CYBER INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
REVENUE
Subscription revenue	$10,731	$-	$10,731	$-
TOTAL REVENUE	10,731	-	10,731	-

OPERATING EXPENSES
General & administrative	978,960	839,047	1,817,226	1,719,559
Professional fees	30,645	88,218	76,700	153,180
Sales & marketing	4,425	55,864	57,593	236,188
TOTAL OPERATING EXPENSES	1,014,030	983,129	1,951,519	2,108,927

NET OPERATING LOSS	(1,003,299)	(983,129)	(1,940,788)	(2,108,927)

OTHER INCOME (EXPENSE)
Accretion expense	-	(344,019)	(8,306)
Financing fees	(1,213,838)	-	(4,378,057)	(536,351)
TOTAL OTHER INCOME (EXPENSE)	(1,213,838)	(344,019)	(4,386,363)	(536,351)

NET LOSS	$(2,217,137)	$(1,327,148)	$(6,327,151)	$(2,645,278)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.05)	$(0.12)	$(0.10)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,543,355	27,346,450	53,750,203	26,821,676

The accompanying notes are an integral part of these unaudited condensed financial statements.

TEGO CYBER INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

(Expressed in US Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholder Equity
Balances, September 30, 2022	26,483,044	$26,483	$5,687,572	$-	$(5,466,414)	$247,641
Shares issued as transaction costs for notes payable	833,333	833	80,063	-	-	80,896
Shares issued for services	-	-	-	-	-	-
Shares issued from private placements	500,000	500	49,500	-	-	50,000
Share-based compensation	-	-	580,562	-	-	580,562
Warrants issued with notes payable	-	-	122,284	-	-	122,284
Net loss	-	-	-	-	(1,327,148)	(1,327,148)
Balances, December 31, 2022	27,816,377	$27,816	$6,519,981	$-	$(6,793,562)	$(24f5,765)

Balances, September 30, 2023	52,776,616	$52,777	$17,899,509	$-	$(18,996,690)	$(1,044,404)
Shares issued as transaction costs for notes payable	4,000,000	3,999	821,039	-	-	825,038
Shares issued for services	1,000,000	1,000	274,600	-	-	275,600
Shares issued from private placements	3,670,000	3,670	213,330	(50,000)	-	167,000
Share-based compensation	-	-	182,253	-	-	182,253
Share-based compensation - options	-	-	185,555	-	-	185,555
Warrants issued with notes payable	-	-	281,300	-	-	281,300
Net loss	-	-	-	-	(2,217,137)	(2,217,137)
Balances, December 31, 2023	61,446,616	$61,446	$19,857,586	$(50,000)	$21,213,827	$(1,344,795)

Balances, June 30, 2022	25,508,044	$25,508	$4,586,049	$-	$(4,148,284)	$(463,273)
Shares issued as transaction costs for notes payable	1,533,333	1,533	231,505	-	-	233,038
Shares issued for services	275,000	275	137,225	-	-	137,500
Shares issued from private placements	500,000	500	49,500	-	-	50,000
Share-based compensation	-	-	1,205,929	-	-	1,205,929
Warrants issued with notes payable	-	-	309,773	-	-	309,773
Net loss	-	-	-	-	(2,645,278)	(2,645,278)
Balances, December 31, 2022	27,816,377	$27,816	$6,519,981	$-	$(6,793,562)	$(1,172,311)

Balances, June 30, 2023	47,343,282	$47,343	$14,054,838	$-	$(14,886,676)	$(784,495)
Shares issued as transaction costs for notes payable	7,033,334	7,033	2,349,672	-	-	2,356,705
Shares issued for services	1,750,000	1,750	503,850	-	-	505,600
Shares issued from private placements	4,870,000	4,870	362,130	(50,000)	-	317,000
Share based compensation	450,000	450	328,283	-	-	328,733
Share based compensation - options	-	-	374,961	-	-	374,961
Warrants issued with notes payable	-	-	1,883,852	-	-	1,883,852
Net loss	-	-	-	-	(6,327,151)	(6,327,151)
Balances, December 31, 2023	61,446,616	$61,446	$19,857,586	$(50,000)	$(21,213,827)	$(1,344,795)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TEGO CYBER INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

(Unaudited)

(Expressed in US Dollars)

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,327,151)	$(2,645,278)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	505,600	137,500
Amortization and depreciation	-	29,684
Accretion expense	8,306	-
Amortization of debt discount	-	536,351

Financing fees on settlement of default and extension	4,240,557
Penalty on debt	70,000
Share-based compensation	70r3,694	1,205,929
Changes in operating assets and liabilities:
Accounts receivable	-	1,150
Prepaid expenses	17,007	5,308
Accounts payable and accrued liabilities	339,369	69,570
Deferred revenue	32,192	-
NET CASH USED IN OPERATING ACTIVITIES	(410,426)	(659,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Software	-	(160,543)
NET CASH USED IN INVESTING ACTIVITIES	-	(160,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	317,000	50,000
Repayment of notes payable	(50,000)	-
Cash received from issuance of notes payable	-	810,000
Cash costs for promissory notes	-	(85,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	267,000	775,000

NET INCREASE (DECREASE) IN CASH	(143,426)	(45,329)
CASH AT BEGINNING OF THE PERIOD	181,246	47,742
CASH AT END OF THE PERIOD	$37,820	$2,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$11,250	$12,666
Income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed audited financial statements.

TEGO CYBER INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and the statements of cash flows of the Company for the six month period ended December 31, 2023 and 2022. The accompanying audited financial statements have been prepared in accordance with US GAAP using Company-specific information where available and allocations and estimates where data is not maintained on a Company-specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. As of December 31, 2023, the Company had a working capital deficit of $1,369,795. For the six months ended December 31, 2023, the Company sustained net losses of $6,327,151 and generated negative cash flows from operations of $410,426. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to US GAAP and have been consistently applied in the preparation of these financial statements.

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and statements of cash flows of the Company for the six months ended December 31, 2023 and 2022 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As of December 31, 2023, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the six months ended December 31, 2023 and 2022, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of December 31, 2023 and 2022, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years. During the three months ended December 31, 2023, all development costs were expensed as incurred as management determined the costs were associated with minor updates and upgrades that did not impact the overall carrying value of the underlying software.

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

Revenue Recognition

We derive revenue from the sale of Tego software subscriptions, and Tego TI intelligence feed subscriptions. We enter into contracts with customers that include promises to transfer various products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration allocated to the respective performance obligation.

The following table shows our revenue by source for the periods indicated:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Software	$10,731	$-	$10,731	$-
	$10,731	$-	$10,731	$-

Nature of Products

Our cloud-based offerings include Tego cyber threat detection and correlation software, and threat intelligence data feeds, developed for use by organizations from small to large. These cloud-based offerings provide customers with the right to use the hosted software over the contract period without taking possession of the software and are billed on either a subscription or consumption basis. Revenue related to our cloud-based offerings that are billed on a subscription basis is recognized ratably over the contract period. Revenue related to online offerings that are billed on a consumption basis is recognized when the customer consumes the related service.

Deferred Revenue

We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding and exercisable, (regardless of exercise price) as of December 31, 2023 and 2022 that were excluded from the diluted net loss per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2023	2022
Potentially dilutive common share equivalents
Options	1,200,000	1,200,000
Warrants	7,000,000	3,914,246
Performance Stock Units	2,700,000	4,000,000
Potentially dilutive shares outstanding	10,900,000	9,114,246

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

NOTE 5 – PREPAID EXPENSES

Prepaid expense balance as of December 31, 2023 and June 30, 2023 consist of prepaid software development expenses.

NOTE 6 – SOFTWARE

The Company has completed the first version of its technology for integration with the Splunk SIEM platform. That product is now commercially available. The Company is currently developing versions of its application for integration with AWS Security Lake and Elastic SIEM platform.

During the year ended June 30, 2023, management identified indicators of impairment on its software and software under development. The indicators consisted of a current and historic cash flow loss from operations. As a result, management performed an impairment test that resulted in the recognition of an impairment loss of $646,271 on the software assets. The Company has no software assets recorded as of December 31, 2023.

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

During the six months ended December 31, 2023, there were transactions incurred between the Company and Shannon Wilkinson, a Director, Chief Technical Officer and former Chief Executive Officer (CEO) of the Company, for gross wages of $15,000 (December 31, 2022 - $60,000) and management fees of $47,504 (December 31, 2022 - $Nil)).

During the six months ended December 31, 2023, there were transactions incurred between the Company and Earl Johnson, former Chief Financial Officer (CFO) of the Company, for gross wages of $4,500 (December 31, 2022 - $18,000) and management fees of $4,500 (December 31, 2022 - $Nil).

During the six months ended December 31, 2023, there were transactions incurred between the Company and Robert Mikkelsen, current CEO and CFO of the Company, for management fees of $1,000 (December 31, 2022 - $Nil) and 250,000 common shares as part of a management consulting agreement.

NOTE 8 – NOTES PAYABLE (convertible only at default)

The following table summarizes the Company’s notes payable as of December 31, 2023 and June 30, 2023.

Reference	Effective Date	Annual Interest Rate	Maturity Date	Principal Outstanding December 31, 2023	Principal Outstanding June 30, 2023
(a)	7/12/22	15%	2/15/24	$285,000	$299,926
(b)	7/15/22	15%	2/15/24	167,500	149,963
(c)	7/18/22	15%	2/15/24	167,500	149,963
(d)	10/13/22	10%	2/15/24	150,000	145,923
(e)	10/13/22	10%	2/15/24	75,000	72,960
(f)	10/13/22	10%	2/15/24	75,000	72,960
				$920,000	$891,694

(a)

On July 12, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $300,000 at $270,000 cash with a $30,000 original issue discount. In connection with this note, the Company paid an additional $27,500 in cash transaction costs, issued 350,000 common shares valued at $178,500 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. The warrants were calculated to have a fair value of $249,971 as at July 12, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to February 15, 2024. The Company is negotiating an extension with the lender as of the date of the filing of these financial statements.

(b)

On July 15, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 cash with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $89,250 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 15, 2027. The warrants were calculated to have a fair value of $124,984 as at July 15, 2022. This promissory note is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to February 15, 2024. The Company is negotiating an extension with the lender as of the date of the filing of these financial statements.

(c)

On July 18, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 cash with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $89,250 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 18, 2027. The warrants were calculated to have a fair value of $124,994 as at July 18, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to February 15, 2024. The Company is negotiating an extension with the lender as of the date of the filing of these financial statements.

(d)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 cash with a $15,000 original issue discount. In connection with this note, the Company paid an additional $23,750 in cash transaction costs, issued 416,667 common shares valued at $187,625 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $220,526 as at October 13, 2022. The original maturity date of this note was April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to February 15, 2024. The Company is negotiating an extension with the lender as of the date of the filing of these financial statements.

(e)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 cash with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $93,812 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $110,263 as at October 13, 2022. The original maturity date of this note was, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to February 15, 2024. The Company is negotiating an extension with the lender as of the date of the filing of these financial statements.

(f)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 cash with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $93,812 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $110,263 as at October 13, 2022. The original maturity date of this note was April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to February 15, 2024. The Company is negotiating an extension with the lender as of the date of the filing of these financial statements.

The Company incurred financing expenses totaling $4,378,057 during the six months ended December 31, 2023 relating to extension fees of its note obligations described in (a-f). The extension fees were paid by issuing 7,033,334 restricted shares and 5 year warrants to purchase 4,500,000 restricted common shares of the Company for $0.25 per share, and were expensed as they were deemed to be extinguishments of the original obligations under ASC 470-50. Additionally, the Company agreed to increase the notes payable balances by $70,000 as part of the extension.

NOTE 9 – COMMON SHARES

Common Stock

At December 31, 2023, the Company’s authorized capital consisted of 100,000,000 of common shares with a $0.001 par value and 59,446,616 shares were issued and outstanding.

During the six months ended December 31, 2023, the Company issued 7,033,334 shares of common stock valued at $2,356,705 (based on market price at the time of the agreement) as part of a default settlement and extension agreement.

During the six months ended December 31, 2023, the Company issued 1,750,000 shares of common stock in exchange for services valued at $505,600 (based on market price at the time of the agreements).

During the six months ended December 31, 2023, the Company issued 4,870,000 shares of common stock to accredited investors for gross cash proceeds of $317,000.

During the six months ended December 31, 2023, the Company issued 450,000 shares of common stock as share based compensation valued at $328,733 (based on market price at the time of the agreements).

Warrants

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

December 31, 2023
Stock price	$0.15
Risk-free interest rate	5.26%
Expected life	5 Years
Expected dividend rate	0
Expected volatility	171.569%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2023	4,500,000	$0.25
Granted	4,500,000	0.25
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2023	9,000,000	$0.25

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
July 12, 2022	500,000	500,000	0.25	3.53	July 12, 2027
July 15, 2022	250,000	250,000	0.25	3.54	July 15, 2027
July 18, 2022	250,000	250,000	0.25	3.55	July 18, 2027
October 13, 2022	500,000	500,000	0.25	3.79	October 13, 2027
October 13, 2022	250,000	250,000	0.25	3.79	October 13, 2027
October 13, 2022	250,000	250,000	0.25	3.79	October 13, 2027
March 12, 2023	2,500,000	2,500,000	0.25	4.20	March 12, 2028
August 12, 2023	2,500,000	2,500,000	0.25	4.62	August 12, 2028
October 6, 2023	2,000,000	2,000,000	0.25	4.75	October 6, 2028
Total	9,000,000	9,000,000	0.25	4.32

As of December 31, 2023, the weighted average remaining contractual life of warrants outstanding was 4.32 years with an intrinsic value of $0.

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

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted Average Exercise Price
Outstanding, June 30, 2023	6,000,000	$0.65
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2023	6,000,000	$0.65

As of December 31, 2023, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	25,000	$0.65	8.02	January 3, 2032
January 4, 2022	5,750,000	1,150,000	0.65	8.02	January 4, 2032
March 1, 2023	125,000	25,000	0.65	8.02	January 4, 2032
Total	6,000,000	1,200,000	$0.65	8.02

During the six months ended December 31, 2023, the Company recorded $374,961 as share-based compensation relating to the non-qualified stock options with an intrinsic value of $0. $2,051,066 has been recorded as share-based compensation relating to the outstanding options to date. The remaining $841,624 will be recorded as share-based compensation over the remaining vesting periods of the options.

There were no options granted during the six months ended December 31, 2023.

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

Each unit represents one common share:

Number of Performance Units	Vesting Conditions	Expiry Dates
-	Market capitalization of the Company reaches $25 million	December 31, 2026
900,000	Market capitalization of the Company reaches $50 million	December 31, 2026
900,000	Market capitalization of the Company reaches $75 million	December 31, 2026
900,000	Market capitalization of the Company reaches $100 million	December 31, 2026

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Performance Units	Weighted Average Exercise Price
Outstanding, June 30, 2023	2,700,000	$-
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2023	2,700,000	$-

As of December 31, 2023, the Company had the following performance units outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
March 8, 2022	2,700,000	-	USD $0.00	3.26	December 31, 2026
Total	2,700,000	-	USD $0.00	3.26

During the six months ended December 31, 2023, the Company recorded $182,253 as share-based compensation relating to the issuance of the performance units. $1,070,706 has been recorded as share-based compensation relating to the outstanding performance units to date. The remaining $243,294 will be recorded as share-based compensation over the remaining life of the units.

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

NOTE 11 – INCOME TAXES

As of December 31, 2023, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, amounted to $8,082,775 (December 31, 2022 - $3,406,686) for the six months ended December 31, 2023. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2043. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 12 – SUBSEQUENT EVENTS

On January 2, 2024, Mrs. Shannon Wilkinson voluntarily resigned as Chief Executive Officer (“CEO”) of Tego Cyber Inc. (the “Company”). Mrs. Wilkinson will remain serving as a member of the Board of Directors of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On January 2, 2024, the Company appointed Mr. Robert E. Mikkelsen to act as the Company’s Chief Executive Officer. Mr. Mikkelsen was appointed as the Company’s Chief Financial Officer on September 15, 2023 and continues to hold this position. In connection with Mr. Mikkelsen’s appointment as Chief Executive Officer, the Company entered into an Employment Agreement with Mr. Mikkelsen dated January 2, 2024 (the “Employment Agreement”). The Employment Agreement provides for an initial term of one (1) year commencing January 1, 2024. Thereafter, the Company and Mikkelsen have the right to extend the Employment Agreement by mutual consent. The Company and Mr. Mikkelsen can mutually elect to terminate the Employment Agreement at any time upon ninety (90) days written notice. The Employment Agreement supersedes and replaces that certain Consulting Agreement for CFO and business advisory services between the Company and Mr. Mikkelsen’s company, Merremia Consulting LLC dated September 15, 2023.Mr. Mikkelsen shall receive compensation as follows: (i) a base salary of $10,000 per month (subject to an increase to $20,000 per month upon reaching positive adjusted EBITDA), (ii) 1,000,000 restricted shares of the Company’s common stock on the effective date, and (iii) monthly base equity compensation equal to $10,000 per month, calculated based on the previous month’s volume weighted average price (“VWAP”) subject to a threshold floor of $0.20 and ceiling of $1.00. The base equity compensation shall increase to $20,000 per month if the Company’s results reflect a positive amount for Adjusted EBITDA.

On January 8, 2024, the outstanding subscription receivable of $50,000 was collected.

On February 10, 2024, the Company completed a private placement for a total value of $10,000.

On February 23, 2024, the Company completed a private placement for a total value of $10,000.

On March 1, 2024, the Company completed a private placement for a total value of $100,000.

On March 7, 2024, the Company completed a private placement for a total value of $7,500.

On March 9, 2024, the Company completed a private placement for a total value of $50,000.

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

Results of operations for the three months ended December 31, 2023, compared to the three months ended December 31, 2022

Revenues

During the three months ended December 31, 2023, we completed the first sale of our threat intelligence application. For the three months ended December 31, 2022, there was no revenue.

Operating Expenses

We incurred total operating expenses of $1,014,030 for the three months ended December 31, 2023, compared to $983,129 for the three months ended December 31, 2022. These amounts consisted of the following:

	2023	2022
General & administration	$978,960	$839,047
Professional fees	30,645	88,218
Sales & marketing	4,425	55,864
Total operating expenses	$1,014,030	$983,129

General & administration increased by $139,913 to $978,960 for the three months ended December 31, 2023, compared to $839,047 for the three months ended December 31, 2022. The majority of the increase was due to the Company transitioning from development to commercialization.

Net Operating Loss

We incurred a net operating loss of $1,003,299 for the three months ended December 31, 2023, compared to a net operating loss of $983,129 for the three months ended December 31, 2022.

Net Loss

We incurred a net loss of $2,217,137 for the three months ended December 31, 2023, compared to a net loss of $1,327,148 for the three months ended December 31, 2022. The increase in the loss was mostly due to financing fees relating to note extensions.

Results of operations for the six months ended December 31, 2023, compared to the six months ended December 31, 2022

Revenues

During the six months ended December 31, 2023, we completed the first sale of our threat intelligence application. For the six months ended December 31, 2022, we did not generate any revenue.

Operating Expenses

We incurred total operating expenses of $1,951,519 for the six months ended December 31, 2023, compared to $2,108,927 for the six months ended December 31, 2022. These amounts consisted of the following:

	2023	2022
General & administration	$1,817,226	$1,719,559
Professional fees	153,180	153,180
Sales & marketing	236,188	236,188
Total operating expenses	$1,951,519	$2,108,927

General & administration increased by $97,667 to $1,817,226 for the six months ended December 31, 2023, as compared to $1,719,559 for the six months ended December 31, 2022.

Net Operating Loss

We incurred a net operating loss of $1,940,788 for the six months ended December 31, 2023, compared to a net operating loss of $2,108,927 for the six months ended December 31, 2022.

Net Loss

We incurred a net loss of $6,327,151 for the six months ended December 31, 2023, compared to a net loss of $2,645,278 for the six months ended December 31, 2022. The increase in the loss was mostly due to financing fees relating to note extensions.

Liquidity and Capital Resources

As of December 31, 2023, we have a working capital deficit of $1,369,795, and negative cash flow from operations of $410,426. We have $37,820 cash and our burn rate is approximately $75,000 per month. We intend to fund future operations through equity financing arrangements. Our ability to realize our business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through debt, public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the six months ended December 31, 2023, the cash flows used in our operating activities was $410,426 compared to $659,786 for the six months ended December 31, 2022. This amount was primarily related to cash flows to pay operating expenses.

Cash Flow from Investing Activities

For the six months ended December 31, 2023, the net cash used in investing activities by the Company was $Nil compared to $160,543 for the six months ended December 31, 2022. The amount was related to the capitalization of software development costs.

Cash Flow from Financing Activities

For the six months ended December 31, 2023, the net cash provided by financing activities by the Company was $267,000 compared to $775,000 for the six months ended December 31, 2022. The cash provided by financing activities is related to the proceeds received from the issuance of notes payable and sales of our common stock.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and cash flows of the Company for the six months ended December 31, 2023, and the six months ended December 31, 2022, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the fiscal periods ended December 31, 2023 and June 30, 2023, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the six month period ended December 31, 2023, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of December 31, 2023, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel: There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended September 30, 2023, in accordance with GAAP. The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the six month period ended December 31, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1. Quarterly Issuances:

The Company issued 6,670,000 shares during the three months ended December 31, 2023. 3,670,000 were issued for private placements with proceeds of $217,000. 1,000,000 shares were issued for services valued at $160,000. 4,000,000 shares were issued to extend notes payable.

2. Subsequent Issuances:

There were no subsequent issuances.

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

Tego Cyber Inc.

Date: March 19, 2024	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: March 19, 2024	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Financial Officer (Principal Financial and Accounting Officer)

