Form 10-Q
period 2024-03-31
Tego Cyber, Inc.
filed 2024-05-17
CIK 1815632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 17, 2024, there were 76,090,356 shares of common stock issued and outstanding, par value $0.001 per share.

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

2

TEGO CYBER INC.

FORM 10-Q

MARCH 31, 2024

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Condensed Balance Sheets as of March 31, 2024 (Unaudited) and June 30, 2023 (Audited)	F-2

Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2024 and the Three and Nine Months Ended March 31, 2023 (Unaudited)	F-3

Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended March 31, 2024 and the Three and Nine Months Ended March 31, 2023 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2024 and the Nine Months ended March 31, 2023 (Unaudited)	F-5

Notes to the Condensed Financial Statements for the Nine Months Ended March 31, 2024 and the Nine Months March 31, 2023 (Unaudited)	F-6

TEGO CYBER INC.

CONDENSED BALANCE SHEETS

(Expressed in US Dollars)

	March 31, 2024 (Unaudited)	June 30, 2023
ASSETS
Current assets
Cash	$69,284	$181,246
Prepaid expenses (Note 5)	13,218	30,226
Total current assets	82,502	211,472
Other assets	25,000	25,000
TOTAL ASSETS	$107,502	$236,472

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable & accrued liabilities	$480,787	$129,273
Deferred revenue	33,962	-
Notes payable (Note 9)	1,020,000	891,694
TOTAL LIABILITIES	1,534,749	1,020,697

SHAREHOLDERS’ EQUITY (DEFICIT)
Common shares 100,000,000 shares authorized $0.001 par value 71,068,356 shares issued and outstanding at March 31, 2024 and 47,343,282 shares at June 30, 2023	71,068	47,343
Additional paid in capital	20,777,675	14,054,838
Accumulated deficit	(22,275,990)	(14,886,676)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,427,247)	(784,495)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$107,502	$236,472

The accompanying notes are an integral part of these unaudited condensed financial statements.

TEGO CYBER INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
REVENUE
Subscription revenue	$14,231	$-	$24,962	$-
TOTAL REVENUE	-	-	24,962	-

OPERATING EXPENSES
General & administrative	652,640	2,178,610	2,469,866	3,863,450
Professional fees	27,530	379,264	104,230	532,444
Sales & marketing	15,516	69,228	73,109	305,416
TOTAL OPERATING EXPENSES	695,686	2,627,102	2,647,205	4,701,310

NET OPERATING LOSS	(681,455)	(2,627,102)	(2,622,243)	(4,701,310)

OTHER INCOME (EXPENSE)
Accretion expense	-	(146,461)	(8,306)	(682,812)
Interest expense	-	(29,990)	-	(64,709)
Financing fees	(380,708)	(2,050,804)	(4,758,765)	(2,050,804)
TOTAL OTHER INCOME (EXPENSE)	(380,708)	(2,227,255)	(4,767,071)	(2,798,325)

NET LOSS	$(1,062,163)	$(4,854,357)	$(7,389,314)	$(7,499,635)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.14)	$(0.13)	$(0.26)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	66,307,419	34,355,914	57,923,682	29,296,426

The accompanying notes are an integral part of these unaudited condensed financial statements.

TEGO CYBER INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(Expressed in US Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholder Equity
Balances, December 31, 2022	27,816,377	$27,816	$6,519,981	$-	$(6,793,562)	$(245,765)
Shares issued as transaction costs for notes payable	2,233,333	2,234	221,120	-	-	223,354
Shares issued for services	3,500,000	3,500	1,796,500	-	-	1,800,000
Shares issued from private placements	7,670,000	7,670	759,330	-	-	767,000
Shares issued for debts	45,000	45	8,955	-	-	9,000
Share-based compensation	-	-	331,051	-	-	331,051
Warrants issued with notes payable	-	-	1,827,451	-	-	1,827,451
Net loss	-	-	-	-	(4,854,357)	(4,854,357)
Balances, March 31, 2023	41,264,710	$41,265	$11,464,388	$-	$(11,647,919)	$(142,266)

Balances, December 31, 2023	61,446,616	$61,446	$19,857,586	$(50,000)	$(21,213,827)	$(1,344,795)
Shares issued for services	1,150,000	1,150	105,999	-	-	107,149
Shares issued from private placements	4,900,000	4,900	240,100	50,000	-	295,000
Shares issued for debt settlements	1,271,740	1,272	62,315	-		63,587
Share-based compensation	2,300,000	2,300	350,926	-	-	353,226
Share-based compensation - options	-	-	118,449	-	-	118,449
Warrant re-price for note extension	-	-	42,300	-	-	42,300
Net loss	-	-	-	-	(1,062,163)	(1,062,163)
Balances, March 31, 2024	71,068,356	$71,068	$20,777,675	$-	$(22,275,990)	$(1,427,247)

Balances, June 30, 2022	25,508,044	$25,508	$4,586,049	$-	$(4,148,284)	$463,273
Shares issued as transaction costs for notes payable	3,766,666	3,767	452,605	-	-	456,372
Shares issued for services	3,775,000	3,775	1,933,725	-	-	1,937,500
Shares issued from private placements	8,170,000	8,170	808,830	-	-	817,000
Shares issued for debts	45,000	45	8,955	-	-	9,000
Share-based compensation	-	-	1,536,980	-	-	1,536,980
Warrants issued with notes payable	-	-	2,137,244	-	-	2,137,244
Net loss	-	-	-	-	(7,499,635)	(7,499,635)
Balances, March 31, 2023	41,264,710	$41,265	$11,464,388	$-	$(11,647,919)	$(142,266)

Balances, June 30, 2023	47,343,282	$47,343	$14,054,838	$-	$(14,886,676)	$(784,495)
Shares issued as transaction costs for notes payable	7,033,334	7,033	2,349,672	-	-	2,356,705
Shares issued for services	2,900,000	2,900	609,849	-	-	612,749
Shares issued from private placements	9,770,000	9,770	602,230	-	-	612,000
Shares issued for debt settlements	1,271,740	1,272	62,315	-		63,587
Share based compensation	2,750,000	2,750	679,209	-	-	681,959
Share based compensation - options	-	-	493,410	-	-	493,410
Warrants issued with notes payable	-	-	1,883,852	-	-	1,883,852
Warrant re-price for note extension	-	-	42,300	-	-	42,300
Net loss	-	-	-	-	(7,389,314)	(7,389,314)
Balances, March 31, 2024	71,068,356	$71,068	$20,777,675	$-	$(22,275,990)	$(1,427,247)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TEGO CYBER INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(Unaudited)

(Expressed in US Dollars)

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,389,314)	$(7,499,635)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	612,749	1,937,500
Interest on short term debt	-	29,990
Amortization and depreciation	-	30,862
Accretion expense	8,306	682,812

Financing fees on settlement of default and extension	4,282,857	2,050,804
Penalty on debt	170,000	-
Share-based compensation	1,175,369	1,536,980
Changes in operating assets and liabilities:
Accounts receivable	-	1,150
Prepaid expenses	17,008	13,627
Accounts payable and accrued liabilities	415,101	26,692
Deferred revenue	33,962	-
NET CASH USED IN OPERATING ACTIVITIES	(673,962)	(1,189,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Software	-	(244,151)
NET CASH USED IN INVESTING ACTIVITIES	-	(244,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued	612,000	817,000
Repayment of notes payable	(64,000)	-
Cash received from issuance of notes payable	14,000	725,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	562,000	1,542,000

NET INCREASE (DECREASE) IN CASH	(111,962)	108,631
CASH AT BEGINNING OF THE PERIOD	181,246	47,742
CASH AT END OF THE PERIOD	$69,284	$156,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$30,990	$12,666
Income taxes	-	-

NON-CASH TRANSACTIONS
Settlement of accounts payable	$63,587	$-

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

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and the statements of cash flows of the Company for the nine month period ended March 31, 2024 and 2023. The accompanying audited financial statements have been prepared in accordance with US GAAP using Company-specific information where available and allocations and estimates where data is not maintained on a Company-specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations and has an accumulated deficit. As of March 31, 2024, the Company had a working capital deficit of $1,452,247. For the nine months ended March 31, 2024, the Company sustained net losses of $7,389,314 and generated negative cash flows from operations of $673,962. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These adjustments could be material. The Company’s continuation as a going concern is contingent upon its ability to earn adequate revenues from operations and to obtain additional financing. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and statements of cash flows of the Company for the nine months ended March 31, 2024 and 2023 and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. As of March 31, 2024, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the nine months ended March 31, 2024 and 2023, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of March 31, 2024 and 2023, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the asset is 5 years. During the three months ended March 31, 2024, all development costs were expensed as incurred as management determined the costs were associated with minor updates and upgrades that did not impact the overall carrying value of the underlying software.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Software	$14,231	$-	$24,962	$-

	$14,231	$-	$24,962	$-

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. The following table summarizes the securities outstanding and exercisable, (regardless of exercise price) as of March 31, 2024 and 2023 that were excluded from the diluted net loss per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss.

	2024	2023
Potentially dilutive common share equivalents
Options	1,200,000	1,200,000
Warrants	15,171,740	3,914,246
Performance Stock Units	2,700,000	4,000,000
Potentially dilutive shares outstanding	19,071,740	9,114,246

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

NOTE 5 – PREPAID EXPENSES

Prepaid expense balance as of March 31, 2024 and June 30, 2023 consist of prepaid software development expenses.

NOTE 6 – SOFTWARE

The Company has completed the first version of its technology for integration with the Splunk SIEM platform. That product is now commercially available. The Company is currently developing versions of its application for integration with AWS Security Lake and Elastic SIEM platform.

During the year ended June 30, 2023, management identified indicators of impairment on its software and software under development. The indicators consisted of a current and historic cash flow loss from operations. As a result, management performed an impairment test that resulted in the recognition of an impairment loss of $646,271 on the software assets. The Company has no software assets recorded as of March 31, 2024.

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

During the nine months ended March 31, 2024, there were transactions incurred between the Company and Shannon Wilkinson, a Director, Chief Technical Officer and former Chief Executive Officer (CEO) of the Company, for gross wages of $15,000 (March 31, 2023 - $90,000) and management fees of $80,504 (March 31, 2023 - $Nil).

During the nine months ended March 31, 2024, there were transactions incurred between the Company and Robert Mikkelsen, current CEO and CFO of the Company, for management fees of $47,500 (March 31, 2023 - $Nil).

During the nine months ended March 31, 2024, there were transactions incurred between the Company and Earl Johnson, former Chief Financial Officer (CFO) of the Company, for gross wages of $4,500 (March 31, 2023 - $27,000) and management fees of $4,500 (March 31, 2023 - $Nil).

NOTE 8 – NOTES PAYABLE (convertible only at default)

The following table summarizes the Company’s notes payable as of March 31, 2024 and June 30, 2023.

Reference	Effective Date	Annual Interest Rate	Maturity Date	Principal Outstanding March 31, 2024	Principal Outstanding June 30, 2023
(a)	7/12/22	15%	6/30/24	$335,000	$299,926
(b)	7/15/22	15%	6/30/24	192,500	149,963
(c)	7/18/22	15%	6/30/24	192,500	149,963
(d)	10/13/22	10%	6/30/24	150,000	145,923
(e)	10/13/22	10%	6/30/24	75,000	72,960
(f)	10/13/22	10%	6/30/24	75,000	72,960
				$1,020,000	$891,694

(a)

On July 12, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $300,000 at $270,000 cash with a $30,000 original issue discount. In connection with this note, the Company paid an additional $27,500 in cash transaction costs, issued 350,000 common shares valued at $178,500 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on July 12, 2027. The warrants were calculated to have a fair value of $249,971 as at July 12, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to June 30, 2024.

(b)

On July 15, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 cash with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $89,250 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 15, 2027. The warrants were calculated to have a fair value of $124,984 as at July 15, 2022. This promissory note is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to June 30, 2024.

(c)

On July 18, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 cash with $15,000 original issue discount. In connection with this note, the Company paid an additional $11,250 in cash transaction costs, issued 175,000 common shares valued at $89,250 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on July 18, 2027. The warrants were calculated to have a fair value of $124,994 as at July 18, 2022. This note payable is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to June 30, 2024.

(d)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $150,000 at $135,000 cash with a $15,000 original issue discount. In connection with this note, the Company paid an additional $23,750 in cash transaction costs, issued 416,667 common shares valued at $187,625 in transaction costs, and issued 500,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $220,526 as at October 13, 2022. The original maturity date of this note was April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to June 30, 2024.

(e)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 cash with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $93,812 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $110,263 as at October 13, 2022. The original maturity date of this note was, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to June 30, 2024.

(f)

On October 13, 2022, the Company entered into a securities purchase agreement with a non-related party. Pursuant to this agreement, the Company issued a note payable in the principal amount of $75,000 at $67,500 cash with $7,500 original issue discount. In connection with this note, the Company paid an additional $5,625 in cash transaction costs, issued 208,333 common shares valued at $93,812 in transaction costs, and issued 250,000 warrants exercisable at $0.25 per share, expiring on October 12, 2027. The warrants were calculated to have a fair value of $110,263 as at October 13, 2022. The original maturity date of this note was April 13, 2023, is unsecured, bears interest at 10% per annum compounded on the basis of a 365-day year and actual days lapsed payable monthly. The maturity date of this note was extended to June 30, 2024.

The Company incurred financing expenses totaling $4,520,357 during the nine months ended March 30, 2024 relating to extension fees of its note obligations described in (a-f). The extension fees were paid by issuing 7,033,334 restricted shares and 5 year warrants to purchase 4,500,000 restricted common shares of the Company for $0.25 per share, and were expensed as they were deemed to be extinguishments of the original obligations under ASC 470-50. Additionally, the Company agreed to reduce the exercise price on the warrants to $0.05 and increase the notes payable balances by $170,000 as part of the extensions.

NOTE 9 – COMMON SHARES

Common Stock

At December 31, 2023, the Company’s authorized capital consisted of 100,000,000 of common shares with a $0.001 par value and 59,446,616 shares were issued and outstanding.

During the nine months ended March 31, 2024, the Company issued 7,033,334 shares of common stock valued at $2,356,705 (based on market price at the time of the agreement) as part of a default settlement and extension agreement.

During the nine months ended March 31, 2024, the Company issued 2,900,000 shares of common stock in exchange for services valued at $612,749 (based on market price at the time of the agreements).

During the nine months ended March 31, 2024, the Company issued 9,770,000 shares of common stock to accredited investors for gross cash proceeds of $612,000.

During the nine months ended March 31, 2024, the Company issued 2,750,000 shares of common stock as share based compensation valued at $681,959 (based on market price at the time of the agreements).

During the nine months ended March 31, 2024, the Company issued 1,271,740 shares of common stock for debt settlement valued at $63,589 (based on $0.05 offering).

Warrants

The Black Scholes Option Pricing Model assumptions used in the valuation of the warrants are outlined below. The stock price was based on recent issuances. Expected life was based on the expiry date of the warrants as the Company did not have historical exercise data of such warrants.

March 31, 2024
Stock price	$0.07
Risk-free interest rate	5.26%
Expected life	5 Years
Expected dividend rate	0
Expected volatility	180.773%

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2023	4,500,000	$0.25
Granted	10,671,740	0.25
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2024	9,000,000	$0.13

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
July 12, 2022	500,000	500,000	0.05	4.97	March 19, 2027
July 15, 2022	250,000	250,000	0.05	4.97	March 19, 2027
July 18, 2022	250,000	250,000	0.05	4.97	March 19, 2027
October 13, 2022	500,000	500,000	0.05	4.97	March 19, 2027
October 13, 2022	250,000	250,000	0.05	4.97	March 19, 2027
October 13, 2022	250,000	250,000	0.05	4.97	March 19, 2027
March 12, 2023	2,500,000	2,500,000	0.05	4.97	March 19, 2027
August 12, 2023	2,500,000	2,500,000	0.05	4.97	March 19, 2027
October 6, 2023	2,000,000	2,000,000	0.05	4.97	March 19, 2027
March 31, 2024	6,171,740	6,171,740	0.25	3.00	March 31, 2024
Total	15,171,740	15,171,740	0.13	4.17

As of March 31, 2024, the weighted average remaining contractual life of warrants outstanding was 4.17 years with an intrinsic value of $-. The exercise price for 9,000,000 warrants related to notes payable were re-priced to $0.05 during the nine months ended March 31, 2024.

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

The following is a continuity schedule for the Company’s outstanding non-qualified stock options:

	Number of options	Weighted Average Exercise Price
Outstanding, June 30, 2023	6,000,000	$0.65
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2024	6,000,000	$0.65

As of December 31, 2023, the Company had the following stock options outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
January 3, 2022	125,000	50,000	$0.65	7.77	January 3, 2032
January 4, 2022	5,750,000	2,300,000	0.65	7.77	January 4, 2032
March 1, 2023	125,000	50,000	0.65	7.77	January 4, 2032
Total	6,000,000	1,200,000	$0.65	7.77

During the nine months ended March 31, 2024, the Company recorded $493,410 as share-based compensation relating to the non-qualified stock options with an intrinsic value of $0. $2,169,515 has been recorded as share-based compensation relating to the outstanding options to date. The remaining $723,175 will be recorded as share-based compensation over the remaining vesting periods of the options.

There were no options granted during the nine months ended March 31, 2024.

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

Each unit represents one common share:

Number of Performance Units	Vesting Conditions	Expiry Dates
-	Market capitalization of the Company reaches $25 million	December 31, 2026
900,000	Market capitalization of the Company reaches $50 million	December 31, 2026
900,000	Market capitalization of the Company reaches $75 million	December 31, 2026
900,000	Market capitalization of the Company reaches $100 million	December 31, 2026

The following is a continuity schedule for the Company’s outstanding performance stock units:

	Number of Performance Units	Weighted Average Exercise Price
Outstanding, June 30, 2023	2,700,000	$-
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2024	2,700,000	$-

As of March 31, 2024, the Company had the following performance units outstanding:

Grant Date	Number Outstanding	Number Exercisable	Exercise Price	Weighted Average Life (Years)	Expiry Date
March 8, 2022	2,700,000	-	USD $0.00	3.01	December 31, 2026
Total	2,700,000	-	USD $0.00	3.01

During the nine months ended March 31, 2024, the Company recorded $226,034 as share-based compensation relating to the issuance of the performance units. $1,114,487 has been recorded as share-based compensation relating to the outstanding performance units to date. The remaining $199,513 will be recorded as share-based compensation over the remaining life of the units.

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

NOTE 11 – INCOME TAXES

As of March 31, 2024, the Company was in a loss position; therefore, no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

Net operating loss carry forward of the Company, approximated $8,082,775 (March 31, 2023 - $3,406,686) for the nine months ended March 31, 2024. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2043. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment.

NOTE 12 – SUBSEQUENT EVENTS

Through May 6, 2024, the Company completed a private placement whereby a total of 4,622,000 common shares were sold for cash at a price of $0.05 per share. On April 23, 2024, the Company issued 400,000 shares at a price of $0.165 per share to a non-related party in exchange for services.

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

Results of operations for the three months ended March 31, 2024, compared to the three months ended March  31, 2023

Revenues

During the three months ended March 31, 2024, we continued to commercialize our threat intelligence application and threat intelligence feed, generating revenue  of $14,231. For the three months ended March 31, 2023, there was no revenue.

Operating Expenses

We incurred total operating expenses of $695,686 for the three months ended March 31, 2024, compared to $2,627,102 for the three months ended March 31, 2023. These amounts consisted of the following:

	2024	2023
General & administration	$652,640	$2,178,610
Professional fees	27,530	379,264
Sales & marketing	15,560	69,228
Total operating expenses	$695,686	$2,627,102

General & administration decreased by $1,525,970 to $652,640 for the three months ended March 31, 2024, compared to $2,178,610 for the three months ended March 31, 2023. The majority of the decrease was due to planned cost reductions. The majority of the decrease was due to planned cost reductions.

Net Operating Loss

We incurred a net operating loss of $681,455 for the three months ended March 31, 2024, compared to a net operating loss of $2,971,121 for the three months ended March 31, 2023.

Net Loss

We incurred a net loss of $1,062,163 for the three months ended March 31, 2024, compared to a net loss of $4,854,357 for the three months ended March 31, 2023. The increase in the loss was mostly due to financing fees relating to note extensions.

Results of operations for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023

Revenues

During the nine months ended March 31, 2024, we completed the first sales of our threat intelligence application and threat detection and correlation platform, generating revenue of $24,962. For the nine months ended March 31, 2023, we did not generate any revenue.

Operating Expenses

We incurred total operating expenses of $2,647,205 for the nine months ended March 31, 2024, compared to $4,701,310 for the nine months ended March 31, 2023. These amounts consisted of the following:

	2024	2023
General & administration	$2,469,866	$3,863,450
Professional fees	104,230	532,444
Sales & marketing	73,109	305,416
Total operating expenses	$2,647,205	$4,701,310

General & administration decreased by $1,393,584 to $2,469,866 for the nine months ended March 31, 2024, as compared to $3,863,450 for the nine months ended March 31, 2023. The majority of the decrease was due to planned cost reductions.

Net Operating Loss

We incurred a net operating loss of $2,622,343 for the nine months ended March 31, 2024, compared to a net operating loss of $4,701,310 for the nine months ended March 31, 2023.

Net Loss

We incurred a net loss of $7,389,314 for the nine months ended March 31, 2024, compared to a net loss of $7,499,635 for the nine months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we have a working capital deficit of $432,247, and negative cash flow from operations of $673,962. We have $69,284 cash and our burn rate is approximately $70,000 per month. We intend to fund future operations through equity financing arrangements. Our ability to realize our business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through debt, public or private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the nine months ended March 31, 2024, the cash flows used in our operating activities was $673,962 compared to $659,786  for the nine months ended March 31, 2023. This amount was primarily related to cash flows to pay operating expenses.

Cash Flow from Investing Activities

For the nine months ended March 31, 2024, the net cash used in investing activities by the Company was $Nil compared to $160,543 for the nine months ended March 31, 2022. The amount was related to the capitalization of software development costs.

Cash Flow from Financing Activities

For the nine months ended March 31, 2024, the net cash provided by financing activities by the Company was $562,000 compared to $775,000 for the nine months ended March 31, 2023. The cash provided by financing activities is related to the proceeds received from the issuance of notes payable and sales of our common stock.

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

Basis of Preparation

The accompanying financial statements have been prepared to present the balance sheets, the statements of operations, statements of changes in shareholders’ equity and cash flows of the Company for the nine months ended March 31, 2024, and the nine months ended March 31, 2023, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. During the fiscal periods ended March 31, 2024 and June 30, 2023, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality. With respect to accounts receivable, the Company extended credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary.

Cash

Cash consists of cash held at major financial institutions and is subject to insignificant risk of changes in value.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the nine month period ended March 31, 2024, based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of March 31, 2024, there was no allowance for doubtful accounts and the Company does not have any off-balance-sheet credit exposure related to its customers.

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

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for non-employee share-based payments, aligning it more closely with the accounting for employee awards.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2024, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Audit Committee: We do not yet have an audit committee, and we lack a financial expert. During 2024-2025, the Board expects to appoint an Audit Committee and to identify a committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the nine month period ended March 31, 2024, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1. Quarterly Issuances:

The Company issued 9,621,740 shares during the three months ended March 31, 2024. 4,900,000 were issued for private placements with proceeds of $295,000. 1,150,000 shares were issued for services valued at $107,149. 2,300,000 shares were issued for share based compensation valued at $353,226. 1,271,740 shares were issued in settlement of debt valued at $63,587.

2. Subsequent Issuances:

On April 23, 2024, the Company issued 400,000 shares at a price of $0.165 per share to a non-related party in exchange for services.

On May 6, 2024, the Company completed a private placement whereby a total of 4,622,000 common shares were sold for cash at a price of $0.05 per share for a total value of $231,100.

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

Tego Cyber Inc.

Date: May 17, 2024	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Executive Officer (Principal Executive Officer)

Tego Cyber Inc.

Date: May 17, 2024	By:	/s/ Robert Mikkelsen
Robert Mikkelsen
Chief Financial Officer (Principal Financial and Accounting Officer)

